Form 10-Q
period 1996-06-30
COAST HOTELS & CASINOS INC
filed 1996-08-14
CIK 1013559

                                                 GD&C DRAFT DATED AUGUST 9, 1996
================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 _____________
                                   FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---  ACT OF 1934

     For the Quarterly Period Ended June 30, 1996

                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from _________________ to _________________

                        Commission file number 333-4356

                        COAST HOTELS AND CASINOS, INC.
            (Exact name of registrant as specified in its charter)

          NEVADA                                           88-0345706
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         identification number)

4000 WEST FLAMINGO ROAD, LAS VEGAS, NEVADA                    89103
       (Address of principal executive offices)             (Zip code)

                                (702) 367-7111
             (Registrant's telephone number, including area code)
                                     None
  (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  X    No
                                     ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Shares of Common Stock outstanding as of August 1, 1996:  1,000

================================================================================

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                        COAST HOTELS AND CASINOS, INC.
              (A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                           CONDENSED BALANCE SHEETS
                   (amounts in thousands, except share data)
                                  (Unaudited)

                                                                            June 30,       December 31,
                                                                              1996             1995
                                                                           ----------     --------------
                                   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                $ 22,299        $ 14,539
   Restricted cash equivalents, in escrow account                             11,164               -
   Accounts receivable, net                                                    2,122           1,990
   Other current assets                                                        8,961           6,506
                                                                            --------        --------

     TOTAL CURRENT ASSETS                                                     44,546          23,035
PROPERTY AND EQUIPMENT, net                                                  103,534         105,188
CONSTRUCTION IN PROGRESS, ORLEANS PROJECT                                     61,861          19,824
RESTRICTED CASH EQUIVALENTS, IN ESCROW ACCOUNT                                79,973               -
OTHER ASSETS                                                                   9,799           4,169
                                                                            --------        --------
                                                                            $299,713        $152,216
                                                                            ========        ========
                                LIABILITIES AND
                             STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                         $  3,767        $  8,389
   Accrued liabilities                                                        18,789          14,426
   Current portion of long-term debt                                             589           1,591
                                                                            --------        --------
     TOTAL CURRENT LIABILITIES                                                23,145          24,406
                                                                            --------        --------

LONG-TERM DEBT, less current portion                                         171,924          83,357
                                                                            --------        --------
DEFERRED RENT                                                                  1,848           1,119
                                                                            --------        --------

OTHER LIABILITIES                                                              2,500               -
                                                                            --------        --------
STOCKHOLDER'S EQUITY:
   Common Stock, $1.00 par value, 25,000 shares authorized,
     1,000 shares issued and outstanding                                           1               1
   Additional paid - in capital                                               95,858          38,239
   Retained earnings                                                           4,437           5,094
                                                                            --------        --------
    TOTAL STOCKHOLDER'S EQUITY                                               100,296          43,334
                                                                            --------        --------
                                                                            $299,713        $152,216
                                                                            ========        ========

   The accompanying notes are an integral part of these condensed financial statements.

                        COAST HOTELS AND CASINOS, INC.
              (A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                        CONDENSED STATEMENTS OF INCOME
       For the Three Months and Six Months Ended June 30, 1996 and 1995
                 (amounts in thousands, except per share data)
                                  (Unaudited)

                                                                Three Months Ended               Six Months Ended
                                                                      June 30,                        June 30,
                                                                -------------------------------------------------
                                                                1996          1995               1996        1995
                                                                ----          ----               ----        ----
OPERATING REVENUES:
  Casino                                                      $35,380       $30,878           $ 71,300      $61,812
  Food and beverage                                             9,510         9,594             19,389       19,208
  Hotel                                                         3,496         3,280              7,017        6,511
  Other                                                         2,463         2,233              4,914        4,622
                                                              -------       -------           --------      -------
    GROSS REVENUES                                             50,849        45,985            102,620       92,153
  Less:  promotional allowances                                (4,061)       (4,044)            (8,420)      (8,014)
                                                              -------       -------           --------      -------
    NET REVENUES                                               46,788        41,941             94,200       84,139
                                                              -------       -------           --------      -------
OPERATING EXPENSES:
  Casino                                                       16,903        16,636             33,842       33,220
  Food and beverage                                             7,268         7,979             14,672       16,501
  Hotel                                                         1,806         1,737              3,485        3,366
  Other                                                         1,827         2,098              3,698        4,174
  General and administrative                                    9,431         8,465             18,712       16,735
  Development expenses                                              -             -                  -            -
  Depreciation and amortization                                 1,861         1,835              3,622        3,574
                                                              -------       -------           --------      -------
    TOTAL OPERATING EXPENSES                                   39,096        38,750             78,031       77,570
                                                              -------       -------           --------      -------
    OPERATING INCOME                                            7,692         3,191             16,169        6,569
                                                              -------       -------           --------      -------
OTHER INCOME (EXPENSES)
  Interest expense                                             (5,870)         (632)           (10,177)      (1,012)
  Interest income                                               1,484             5              2,447           75
  Interest capitalized                                          1,530             -              2,231            -
  Gain on sale of equipment and securities                          2            11                  2           68
                                                              -------       -------           --------      -------
    TOTAL OTHER INCOME (EXPENSES)                              (2,854)         (616)            (5,497)        (869)
                                                              -------       -------           --------      -------

INCOME BEFORE INCOME TAX PROVISION                              4,838         2,575             10,672        5,700
                                                              -------       -------           --------      -------
INCOME TAX PROVISION                                            1,693             -              6,235            -
                                                              -------       -------           --------      -------
NET INCOME                                                    $ 3,145       $ 2,575           $  4,437      $ 5,700
                                                              =======       =======           ========      =======
PRO FORMA DATA (reflecting reorganization
  and change in tax status):
  Provision for income taxes                                    1,693           901              3,735        1,995
                                                              -------       -------           --------      -------
  Net income                                                  $ 3,145       $ 1,674           $  6,937      $ 3,705
                                                              =======       =======           ========      =======

   The accompanying notes are an integral part of these condensed financial statements.

                        COAST HOTELS AND CASINOS, INC.
              (A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                      CONDENSED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1996 and 1995
                            (amounts in thousands)
                                  (Unaudited)

                                                                            Six Months                 Six Months
                                                                              Ended                      Ended
                                                                          June 30, 1996               June 30, 1995
                                                                          -------------               -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $   4,437                   $  5,700
                                                                           ---------                   --------
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and amortization                                             3,622                      3,574
     Amortization of original issue discount                                     217                          -
     Provision for bad debts                                                   1,068                        294
     Deferred income taxes                                                     2,500                          -
     (Gain) loss on sale of assets                                                (2)                       (68)
     Changes in assets and liabilities:
     Net (increase) decrease in accounts receivable
       and other current assets                                               (2,196)                      (615)
     (Increase) decrease in other assets                                         193                        194
     Increase (decrease) in operating liabilities:
     Net increase (decrease) in accounts payable
       and other accrued expenses                                              1,135                     (4,054)
                                                                           ---------                   --------
        TOTAL ADJUSTMENTS                                                      6,537                       (675)
                                                                           ---------                   --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                             10,974                      5,025
                                                                           ---------                   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                       (42,793)                   (10,847)
  Proceeds from sale of equipment and securities                                  20                        153
  Net additions to restricted cash equivalents,
   in escrow accounts                                                        (91,137)                         -
                                                                           ---------                   --------
        NET CASH USED BY INVESTING ACTIVITIES                               (133,910)                   (10,694)
                                                                           ---------                   --------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt,
   net of discounts and commissions                                          164,124                      3,000
  Principal payments on long-term debt                                        (1,082)                    (1,300)
  Proceeds from borrowings under bank line of credit                           1,045                      6,600
  Principal payments on bank line of credit                                  (29,200)                    (1,500)
  Principal payments on capital lease                                            (99)                       (46)
  Payments for debt issue costs                                               (1,236)                         -
  Advances (to) from affiliates                                               (2,856)                         -
  Distributions to former partners                                                 -                     (8,661)
                                                                           ---------                   --------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                            130,696                     (1,907)
                                                                           ---------                   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           7,760                     (7,576)

CASH AND CASH EQUIVALENTS, at beginning of year                               14,539                     16,967
                                                                           ---------                   --------
CASH AND CASH EQUIVALENTS, at end of period                                $  22,299                   $  9,391
                                                                           =========                   ========


   The accompanying notes are an integral part of these condensed financial statements.

                         COAST HOTELS AND CASINOS, INC.
              (A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BACKGROUND INFORMATION AND BASIS OF PRESENTATION

Background Information

     Coast Hotels and Casinos, Inc., a Nevada corporation (the "Company"), owns and operates two hotel-casinos located in Las Vegas the Gold Coast Hotel and Casino (the "Gold Coast") and the Barbary Coast Hotel and Casino (the "Barbary Coast"), and is in the process of constructing a third hotel-casino in Las Vegas, The Orleans Hotel and Casino ("The Orleans"). The Company is a wholly owned subsidiary of Coast Resorts, Inc., a Nevada corporation ("Coast Resorts"). Coast Resorts also has another wholly owned subsidiary, Coast West, Inc. ("Coast West"), which has no operations but which holds a long-term lease (the "Coast West Lease") on approximately fifty acres of land in Las Vegas on which Coast West may develop and operate a future hotel-casino.

     The Gold Coast and the Barbary Coast had previously been owned and operated independently by two partnerships, Gold Coast Hotel and Casino, a Nevada limited partnership, and Barbary Coast Hotel and Casino, a Nevada partnership, respectively (collectively, the "Predecessor Partnerships"). On January 1, 1996, the partners of the Predecessor Partnerships completed a reorganization (the "Reorganization") with Coast Resorts, which was formed in September 1995 for the purpose of effecting the Reorganization. Coast Resorts and the Predecessor Partnerships were all related through common ownership and management control.

     In the Reorganization, the partners of the Predecessor Partnerships each transferred to Coast Resorts their respective partnership interests in the Predecessor Partnerships in exchange for an aggregate of 1,000,000 shares of common stock, par value $.01 per share, of Coast Resorts ("Coast Resorts Common Stock"). Coast Resorts immediately contributed to the Company all of the assets and liabilities of the Predecessor Partnerships other than those relating to the Coast West Lease, which Coast Resorts contributed to Coast West. Coast Resorts retained the liability for an aggregate principal amount of $51.0 million in notes payable to former partners and retained the liability for $1.5 million relating to demand notes due to a related party (the "Exchange Liabilities").
On January 16, 1996, the Exchange Liabilities were exchanged for 494,353 shares of Coast Resorts Common Stock, based upon management's estimate of the fair market value of such Coast Resorts Common Stock.

Basis of Presentation

     Prior to the Reorganization, the Gold Coast and the Barbary Coast hotel-casinos historically operated under a high degree of common control. The former Managing General Partner of the Gold Coast Hotel and Casino was also a general partner, and the principal manager, of the Barbary Coast Hotel and Casino. Due to common control of the Predecessor Partnerships and the continuation of ownership by the former partners, the Reorganization was accounted for as a reorganization of entities under common control. Accordingly, the financial statements of the Company for all periods are presented as if the Reorganization occurred at the beginning of the earliest period presented and include the accounts of all entities involved on a historical cost basis, in a manner similar to a pooling of interests.

     The accompanying financial statements reflect the Exchange Liabilities as obligations of the Company at December 31, 1995, as the exchange for Coast Resorts Common Stock had not yet occurred. The exchange was accounted for subsequent to the completion of the Reorganization, through the issuance of Coast Resorts Common Stock in the approximate amount of $52.5 million reflecting the historical cost basis of the Exchange Liabilities.

     The accompanying financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 1995. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results for the interim period have been included. The interim results reflected in the unaudited financial statements are not necessarily indicative of expected results for the full year.

                        COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 2 - THE ORLEANS CONSTRUCTION COMMITMENTS

     During 1995, the Company commenced construction of The Orleans. The plans for The Orleans have been developed with a theme of the French Quarter in New Orleans, and include an approximately 92,000 square foot casino, 840 hotel rooms, a 70-lane bowling center and five restaurants. The Orleans has a revised construction and development budget of approximately $172.6 million; including contingencies but excluding capitalized interest, pre-opening expenditures, and opening bankroll. In January 1996, the Company entered into a guaranteed maximum price contract for the construction of the buildings and site improvements. During the course of construction, the Company has elected to upgrade and improve the quality of furnishings, systems and materials and to position The Orleans for future expansion. The Company also made certain changes designed to enhance the overall experience of The Orleans. Such changes include the addition of an Italian restaurant and improvements to the ballroom to allow it to be used for live entertainment and to permit greater flexibility in the types of events for which it may be used. Changes to the original budget have been made primarily to accommodate quality enhancements in the project and changes in the scope of the project, as well as increased architectural and design fees and other costs resulting from additional pending and anticipated change orders and modifications. Such project enhancements, changes and modifications are expected to result in change orders for (and have a budget allocation of) an additional $12.5 million under the construction contract and a corresponding increase in the guaranteed maximum price under the construction contract to $112.5 million in accordance with the terms of the construction contract and the related disbursement agreement. The balance of the increase in the revised budget of approximately $2.0 million is expected to be allocated to increased architectural and design fees and to the budget for furniture, fixtures, equipment, additional signage and certain interior and other improvements. As of June 30, 1996, the Company had paid approximately $55.7 million of construction and development costs, including approximately $48.8 million that is subject to the construction contract, approximately $4.6 million of architectural and design fees and approximately $2.3 million of other construction and development costs.


NOTE 3 - INCOME TAXES

     Prior to the Reorganization, the Company operated as individual partnerships which did not pay federal income taxes. The partners of the Predecessor Partnerships were taxed on their proportionate share of each of their respective partnership's taxable income or loss. Effective January 1, 1996 and in connection with the Reorganization, the Predecessor Partnerships were terminated. The change in status to a "C" corporation resulted in the recognition of net deferred tax liabilities, and a corresponding charge to earnings through the income tax provision of approximately $2.5 million for the six months ended March 31, 1996. In addition, upon termination of the partnership tax status on January 1, 1996, all undistributed earnings of the Predecessor Partnerships were reclassified to paid-in-capital.

     The income statements for the quarter ended June 30, 1995 and six months ended June 30, 1995 do not include any provision or liability for corporate income taxes due to the partnership status. The pro forma provision for income taxes and the related pro forma net income reflect adjustments to income taxes assuming that the change in corporate income tax status occurred as of January 1, 1995.

NOTE 4 - PRIVATE PLACEMENT FINANCING

     On January 30, 1996, the Company completed a private placement offering of $175.0 million principal amount of 13% First Mortgage Notes Due December 15, 2002 (the "First Mortgage Notes"). Interest on the First Mortgage Notes is payable semi-annually commencing June 15, 1996. The First Mortgage Notes are unconditionally guaranteed by Coast Resorts, Coast West and certain future subsidiaries of the Company. Net proceeds from the offering (after deducting original issue discount and commissions) were approximately $164.1 million. Of that amount, (i) approximately $114.8 million was deposited in a construction disbursement account restricted for use by the Company to finance in part the cost of developing, constructing, equipping and opening The Orleans, (ii) approximately $19.3 million was used by the Company to purchase U.S. Government Obligations which were deposited into an interest escrow account restricted to fund the interest payable on the First Mortgage Notes through December 15, 1996 and (iii) approximately $29.2 million was used by the Company to repay all outstanding indebtedness under its revolving credit facility, which was terminated upon repayment. The balance of approximately $800,000 was used to pay, in part, the offering expenses of approximately $2.4 million.


NOTE 5 - ADVANCES TO COAST WEST

     The Company has agreed to provide advances to Coast West sufficient to make payments on the Coast West Lease and other obligations. The Coast West Lease relates to a parcel of land located in the western area of Las Vegas to be used for future expansion opportunities. The Coast West Lease term runs through December 31, 2055, with three 10-year renewal options, with monthly payments of $166,667 for the year ending December 31, 1995. Thereafter the monthly rent will be increased by the amount of $5,000 in January of each year. The Lease includes a put option exercisable by the landlord requiring the purchase of the land at fair market value at the end of the 20th through 24th years of the lease, provided that the purchase price shall not be less than ten times, nor more than fifteen times, the annual rent at such time. Based on the terms of the lease, the potential purchase price commitment ranges from approximately $31.0 million to approximately $51.0 million in the years 2014 through 2018. As of June 30, 1996, the Company had advanced Coast West approximately $1.5 million related to the Coast West Lease. Coast West is a development stage enterprise and has no source of income and is therefore solely dependent on the advances to be provided by the Company. There can be no assurance that Coast West will develop a gaming property at the Coast West site, or that it will be able to repay any advances made by the Company. Accordingly, the Company has recorded an allowance for doubtful accounts in an amount equal to advances provided.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

GENERAL

     Coast Hotels was formed in 1995 as a wholly owned subsidiary of Coast Resorts to own and operate the Gold Coast Hotel and Casino (the "Gold Coast") and the Barbary Coast Hotel and Casino (the "Barbary Coast"), which are two Las Vegas hotel-casinos previously owned by two partnerships, Gold Coast Hotel and Casino, a Nevada general partnership, and Barbary Coast Hotel and Casino, a Nevada limited partnership, and to develop and construct The Orleans Hotel and Casinos ("The Orleans"), a new gaming property to be located in Las Vegas. The Company's net revenues and net income are derived primarily from gaming activities at the Gold Coast and the Barbary Coast. The Company utilizes food and beverage, hotel operations and various entertainment amenities to maximize customer visitation to its casinos, thereby enhancing casino revenues. The Company expects to maintain a pricing structure for non-gaming amenities at the Gold Coast and the Barbary Coast that is competitive with comparable casinos in their respective markets. For the three months ended June 30, 1996, casinos revenues for the Gold Coast and the Barbary Coast accounted for approximately 74.2% and 79.8%, respectively of total revenues, and for the six months ended June 30, 1996, 74.4% and 79.5%, respectively of total revenues.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial information regarding the results of operations of the Company:

                                            Three Months Ended               Six Months Ended
                                                June 30,                        June 30,
                                            ---------------------------------------------------
                                            1996         1995               1996         1995
                                            ----         ----               ----         ----
NET REVENUES:
  Gold Coast............................   $35,055      $31,824            $70,768      $63,724
  Barbary Coast.........................    11,733       10,117             23,432       20,415
                                           -------      -------            -------      -------
                                           $46,788      $41,941            $94,200      $84,139
                                           =======      =======            =======      =======

OPERATING INCOME:
  Gold Coast............................   $ 7,727      $ 4,104            $16,317      $ 7,764
  Barbary Coast.........................     1,260         (913)             2,224       (1,195)
  Corporate Expenses....................    (1,295)           -             (2,372)           -
                                           -------      -------            -------      -------
                                           $ 7,692      $ 3,191            $16,169      $ 6,569
                                           =======      =======            =======      =======

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995 Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

     Net revenues for the Company were $46.8 million in the quarter ended June 30, 1996 compared to $41.9 million in the same quarter in 1995, an increase of $4.9 million (11.6%), and were $94.2 million in the six months ended June 30, 1996 compared to $84.1 million for the same period in 1995, an increase of $10.1 million (12.0%). (Percentages are actual and are not adjusted for rounding.) The increased revenues were primarily due to stronger gaming revenues at the Company's two hotel-casinos, as well as to increased hotel revenues. Operating income was $7.7 million for the quarter ended June 30, 1996, compared to $3.2 million in 1995, an increase of 141.1%, and $16.2 million for the six month period ended June 30, 1996, compared to $6.6 million in 1995, an increase of 146.1%, primarily due to the increased revenues discussed above. Food and beverage expenses decreased by $711,000 (8.9%) in the three months ended June 30, 1996, compared to the second quarter in 1995, and by $1.8 million (11.1%) in the six months ended June 30, 1996, compared to the same period in 1995, primarily due to a decrease in cost of sales in the restaurants as a result of lower wholesale food prices and fewer meals served. General and administrative expenses increased $966,000 (11.4%) from second quarter 1995 to 1996, and $2.0 million (11.8%) from the six months ended June 30, 1995 compared to the same period in 1996, primarily due to an increase in corporate salaries and the addition of an incentive bonus program.

     Net income was $3.1 million for the second quarter of 1996, compared to $2.6 million in 1995 and $4.4 million for the first half of 1996, compared to $5.7 million in 1995. The decrease in the first half of 1996 was primarily due to the provision for income tax, including a one-time charge of $2.5 million in 1996 for temporary differences as a result of a change in tax status from partnerships to a corporation on January 1, 1996 ( See Note 3 of Notes to Condensed Consolidated Financial Statements), as well as an increase in net interest attributable to $175.0 million principal amount of first mortgage notes issued in January 1996 (the "First Mortgage Notes").

     Gold Coast. Net revenues at the Gold Coast were $35.1 million for the quarter ended June 30, 1996, an increase of $3.3 million (10.2%) over 1995 second quarter revenues of $31.8 million and were $70.8 million for the six months ended June 30, 1996, an increase of $7.1 million (11.1%) over 1995 revenues of $63.7 million. Gaming revenues were $26.0 million for the 1996 second quarter, an increase of $3.1 million (13.7%) compared to $22.9 million in the same period in 1995, and for the six months ended June 30, 1996 were $52.7 million, an increase of $7.1 million (15.6%) compared to $45.6 million the same period in 1995. The increase was primarily due to the positive effects of an upgrade of slot equipment completed in December 1995. Hotel revenues for second quarter 1996 were $2.5 million, an increase of 5.2% over second quarter 1995 hotel revenues of $2.4 million, and for the six months ended June 30, 1996 were $5.0 million, an increase of 5.5% over six month 1995 hotel revenues of $4.8 million, due to higher occupancy rates. Operating income was $7.7 million for the second quarter of 1996 compared to $4.1 million in 1995, an increase of $3.6 million (88.3%) and was $16.3 million for the first half of 1996 compared to $7.8 million in 1995, an increase of $8.5 million (110.2%). In addition to the increased revenues discussed above, total operating expenses for second quarter 1996 decreased $392,000 (1.4%) to $27.3 million compared to $27.7 million in 1995, and for the six months ended June 30, 1996 decreased $1.5 million (2.7%) to $54.5 million compared to $56.0 million in 1995. Food and beverage expenses accounted for most of the reduction, decreasing $755,000 (11.6%) to $5.8 million in the second quarter of 1996 compared to 1995, and decreasing $1.8 million (13.5%) to $11.7 million in the first half of 1996 due to lower cost of sales in the restaurants as a result of lower wholesale food prices and fewer meals served.

     Barbary Coast. Net revenues at the Barbary Coast were $11.7 million in the quarter ended June 30, 1996, an increase of $1.6 million (16.0%) over 1995 second quarter revenues of $10.1 million, and were $23.4 million in the six months ended June 30, 1996, an increase of $3.0 million (14.8%) over 1995 revenues of $20.4 million in the same period. Gaming revenues increased 17.1% to $9.4 million in the second quarter of 1996 compared to $8.0 million in the same period in 1995, primarily due to a higher table game win percentage (i.e. table games revenues (win) as a percentage of table game drop). Gaming revenues increased 14.6% to $18.6 million in the first half of 1996 compared to $16.3 million in 1995, primarily due to increases in the sports book and race book wagering volume. Operating income was $1.3 million for the second quarter of 1996 compared to a loss of $913,000 in 1995, and was $2.2 million for the first half of 1996 compared to a loss of $1.2 million in 1995, primarily due to the increased revenues discussed above. Operating expenses were $10.5 million in the second quarter of 1996 compared to $11.0 million in 1995, a decrease of $557,000 (5.0%), and were $21.2 million in the second half of 1996 compared to $21.6 million in 1995, a decrease of $402,000 (1.9%), primarily due to lower casino wages and benefits as a result of a staffing reduction and the elimination of the Keno department.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity have consisted of cash provided by operating activities and, until termination of its revolving credit facility in January 1996, bank financing. In connection with the reorganization in which the Barbary Coast Hotel and Casino and the Gold Coast Hotel and Casino were combined with Coast Resorts, Coast Resorts exchanged shares of common stock, par value $.01 per share, of Coast Resorts for approximately $52.5 million principal amount of notes payable to certain shareholders of Coast Resorts, resulting in a reduced debt service. See Note 1 to Notes to Condensed Financial Statements.

     On January 30, 1996, the Company issued $175.0 million principal amount of First Mortgage Notes to finance, in part, the development construction, equipping and opening of The Orleans. The net proceeds from the issuance, after deducting discounts and commissions, were approximately $164.1 million. Of that amount, (i) approximately $114.8 million was deposited in a construction disbursement account for use by the Company to finance in part The Orleans, (ii) approximately $19.3 million was used by the Company to purchase U.S. Government Obligations which were deposited into an interest escrow account to fund the interest payable on the First Mortgage Notes through December 15, 1996 and (iii) approximately $29.2 million was used by the Company to repay all outstanding indebtedness under its revolving credit facility, which was terminated upon repayment. The balance of approximately $800,000 was used to pay, in part, the estimated offering expenses of $2.4 million.

     The Company's consolidated cash requirements include principally the costs related to the development, construction, equipping and opening of The Orleans, debt service on the First Mortgage Notes subsequent to December 15,

1996 of approximately $22.8 million annually, ongoing capital expenditures at the Gold Coast and the Barbary Coast estimated to be approximately $4.0 million in the aggregate in 1996, advances to Coast West (up to maximum of $8.0 million in the aggregate) for rent on land held for possible future development estimated to be at least approximately $2.1 million annually, and debt service unrelated to the First Mortgage Notes estimated to be approximately $500,000 in 1996. Prior to the Reorganization, a primary use of cash also included distributions to the partners of the Gold Coast Partnership and the Barbary Coast Partnership, which were separate partnerships that did not pay income taxes. The Company does not expect to make regular cash dividends to its shareholders in the future, and instead intends to retain future earnings (after payment of corporate income taxes) for reinvestment in the Company's business.

     The Company expects to satisfy the costs of developing, constructing, equipping and opening The Orleans with the proceeds from the issuance of the First Mortgage Notes, approximately $30.0 million of anticipated equipment financing and an anticipated $23.0 million of cash from operations at the Gold Coast and Barbary Coast. Taking into account the anticipated use of cash from operations for the construction of The Orleans, the Company expects that excess cash from Coast Hotel's two existing properties will be sufficient to satisfy the Company's consolidated cash requirements other than costs related to the development, construction, equipping, and opening The Orleans. Subsequent to the commencement of operations of The Orleans, the Company expects that cash generated from the operations of Coast Hotels will be sufficient to satisfy consolidated cash requirements, including debt service on the First Mortgage Notes subsequent to December 15, 1996, although no assurance can be given to that effect. The Company does not expect to make regular cash dividends in the future.

                          PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings.
          -----------------

          None.

Item 2:   Changes in Securities.
          ---------------------

          None.

Item 3:   Defaults Upon Senior Securities.
          -------------------------------

          None.

Item 4:   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          None.

Item 5:   Other Information.
          -----------------

          None.

Item 6:   Exhibits and Reports on Form 8-K:
          --------------------------------

          (a)  Exhibits.

               27.  Financial Data Schedule.

          (b)  Reports on Form 8-K.

               There were no reports filed on Form 8-K during the three months ended June 30, 1996.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 1996            COAST HOTELS AND CASINOS, INC., a Nevada
                                  corporation


                                  By: /s/ Gage Parrish
                                     --------------------------------------
                                        Gage Parrish
                                        Vice President and
                                        Chief Financial Officer