Form 10-Q
period 1996-09-30
COAST HOTELS & CASINOS INC
filed 1996-11-14
CIK 1013559

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 _____________

                                   FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 1996

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from __________________ to___________________

                        Commission file number 333-4356

                         COAST HOTELS AND CASINOS, INC.
             (Exact name of registrant as specified in its charter)


               NEVADA                                  88-0345706
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization              identification number)

   4000 WEST FLAMINGO ROAD, LAS VEGAS,                    89103
              NEVADA                                   (Zip code)
(Address of principal executive offices)

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
                                 Yes  X    No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Shares of Common Stock outstanding as of  November 14, 1996:  1,000

________________________________________________________________________________

ITEM 1.  FINANCIAL STATEMENTS.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                            CONDENSED BALANCE SHEETS
                   (amounts in thousands, except share data)
                                  (Unaudited)

                                                    September 30,   December 31,
                                                        1996            1995
                                                    -------------   ------------
                    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                           $ 31,351       $ 14,539
   Restricted cash equivalents, in escrow account        11,164             --
   Accounts receivable, net                               2,377          1,990
   Other current assets                                  11,366          6,506
                                                       --------       --------
      TOTAL CURRENT ASSETS                               56,258         23,035
PROPERTY AND EQUIPMENT, net                             114,510        105,188
CONSTRUCTION IN PROGRESS, ORLEANS PROJECT                89,753         19,824
RESTRICTED CASH EQUIVALENTS, IN ESCROW ACCOUNT           45,214             --
OTHER ASSETS                                              8,573          4,169
                                                       --------       --------
                                                       $314,308       $152,216
                                                       ========       ========
                LIABILITIES AND
              STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                    $  4,346       $  8,389
   Accrued liabilities                                   30,446         14,426
   Current portion of long-term debt                        361          1,591
                                                       --------       --------
      TOTAL CURRENT LIABILITIES                          35,153         24,406
                                                       --------       --------

LONG-TERM DEBT, less current portion                    171,965         83,357
                                                       --------       --------
DEFERRED RENT                                             2,212          1,119
                                                       --------       --------
OTHER LIABILITIES                                         2,500             --
                                                       --------       --------
STOCKHOLDER'S EQUITY:
   Common Stock, $1.00 par value, 25,000 shares
     authorized, 1,000 shares issued and outstanding          1              1
   Additional paid - in capital                          95,858         38,239
   Retained earnings                                      6,619          5,094
                                                       --------       --------
      TOTAL STOCKHOLDER'S EQUITY                        102,478         43,334
                                                       --------       --------
                                                       $314,308       $152,216
                                                       ========       ========

   The accompanying notes are an integral part of these condensed financial statements.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                         CONDENSED STATEMENTS OF INCOME
     For the Three Months and Nine Months Ended September 30, 1996 and 1995
                             (amounts in thousands)
                                  (Unaudited)

                                            Three Months Ended      Nine Months Ended
                                            September 30, 1996     September 30, 1995
                                          --------------------     -------------------
                                             1996        1995       1996        1995
OPERATING REVENUES:
 Casino                                     $36,324    $32,518    $107,624    $ 94,400
 Food and beverage                            9,248      9,337      28,637      28,545
 Hotel                                        3,577      3,280      10,594       9,791
 Other                                        2,597      2,508       7,511       7,130
                                            -------    -------    --------    --------
   GROSS REVENUES                            51,746     47,643     154,366     139,866
 Less:  promotional allowances               (4,088)    (4,018)    (12,508)    (11,908)
                                            -------    -------    --------    --------
   NET REVENUES                              47,658     43,625     141,858     127,958
                                            -------    -------    --------    --------

OPERATING EXPENSES:
 Casino                                      18,661     17,550      52,503      51,185
 Food and beverage                            7,222      7,061      21,894      23,562
 Hotel                                        1,753      1,769       5,238       5,135
 Other                                        1,954      2,106       5,652       6,280
 General and administrative                  10,486      9,401      29,198      25,915
 Depreciation and amortization                1,969      1,570       5,591       5,144
                                            -------    -------    --------    --------
TOTAL OPERATING EXPENSES                     42,045     39,457     120,076     117,221
                                            -------    -------    --------    --------
   OPERATING INCOME                           5,613      4,168      21,782      10,737
                                            -------    -------    --------    --------
OTHER INCOME (EXPENSES)
 Interest expense                            (5,884)    (1,399)    (16,061)     (2,411)
 Interest income                                959         15       3,406          90
 Interest capitalized                         2,670         52       4,901          52
 Gain on sale of equipment and securities         0          1           2          69
                                            -------    -------    --------    --------
TOTAL OTHER INCOME (EXPENSES)                (2,255)    (1,331)     (7,752)     (2,200)
                                            -------    -------    --------    --------
INCOME BEFORE INCOME TAX PROVISION            3,358      2,837      14,030       8,537
                                            -------    -------    --------    --------
INCOME TAX PROVISION                          1,175          -       7,411           -
                                            -------    -------    --------    --------
NET INCOME                                  $ 2,183    $ 2,837    $  6,619    $  8,537
                                            =======    =======    ========    ========

PRO FORMA DATA (reflecting change in tax
status):
 Provision for income taxes                   1,175        993       4,911       2,988
                                            -------    -------    --------    --------
 Net income                                 $ 2,183      1,844    $  9,119    $  5,549
                                            =======    =======    ========    ========

      The accompanying notes are an integral part of these condensed financial statements.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                       CONDENSED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1996 and 1995
                             (amounts in thousands)
                                  (Unaudited)

                                                             Nine Months                       Nine Months
                                                                 Ended                            Ended
                                                           September 30, 1996               September 30, 1995
                                                           ------------------               ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                     $   6,619                       $  8,537
                                                                ---------                       --------
 ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation and amortization                                    5,575                          5,144
   Amortization of original issue discount                            355                              -
   Provision for bad debts                                          1,595                            392
   (Gain) loss on sale of assets                                       (2)                           (69)
   Deferred income taxes                                            2,500
   Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                       (491)                          (321)

    (Increase) decrease in inventories                                314                            755
    (Increase) decrease in prepaid expenses                        (1,770)                            24
    (Increase) decrease in other assets                               713                           (394)
    Increase (decrease) in accounts payable                       (4,756)                        (2,362)
    Increase (decrease) in accrued liabilities                    15,947                            861
                                                                ---------                       --------

      TOTAL ADJUSTMENTS                                            19,980                          4,030
                                                                ---------                       --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                    26,599                         12,567
                                                                ---------                       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                             (82,617)                       (16,725)
 Proceeds from sale of assets                                          21                            172
 Net additions to restricted cash equivalents,
  in escrow accounts                                              (56,378)                             -
                                                                ---------                       --------
      NET CASH USED IN INVESTING ACTIVITIES                      (138,974)                       (16,553)
                                                                ---------                       --------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt,
  net of discounts and commissions                                164,098                          4,500
 Principal payments on long-term debt                              (1,505)                        (1,912)
 Proceeds from borrowings under bank line of credit                 1,045                          6,600
 Principal payments on bank line of credit                        (29,200)                        (3,000)
 Payments for debt issue costs                                     (1,236)                             -
 Advances (to) from affiliates                                     (4,015)                             -
 Distributions to former partners                                       -                         (8,660)
                                                                ---------                       --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                   129,187                         (2,472)
                                                                ---------                       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               16,812                         (6,458)

CASH AND CASH EQUIVALENTS, at beginning of year                    14,539                         16,967
                                                                ---------                       --------
CASH AND CASH EQUIVALENTS, at end of period                     $  31,351                       $ 10,509
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

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND INFORMATION AND BASIS OF PRESENTATION

Background Information

     Coast Hotels and Casinos, Inc., a Nevada corporation (the "Company"), owns and operates two hotel-casinos located in Las Vegas, the Gold Coast Hotel and Casino (the "Gold Coast") and the Barbary Coast Hotel and Casino (the "Barbary Coast"), and is in the process of constructing a third hotel-casino in Las Vegas, The Orleans Hotel and Casino ("The Orleans"). The Company is a wholly owned subsidiary of Coast Resorts, Inc., a Nevada corporation ("Coast Resorts"). Coast Resorts also has another wholly owned subsidiary, Coast West, Inc. ("Coast West"), which has no operations but which holds a long-term lease (the "Coast West Lease") on approximately fifty acres of land in Las Vegas on which Coast West may develop and operate a future hotel-casino.

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

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)
              NOTES TO CONDENSED FINANCIAL STATEMENTS--(Continued)

NOTE 1 - BACKGROUND INFORMATION AND BASIS OF PRESENTATION--(CONTINUED)

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

NOTE 2 - THE ORLEANS CONSTRUCTION COMMITMENTS

     During 1995, the Company commenced construction of The Orleans. The plans for The Orleans have been developed with a theme of the French Quarter in New Orleans, and include an approximately 92,000 square foot casino, 840 hotel rooms, a 70-lane bowling center and five restaurants. The Orleans has a construction and development budget of approximately $172.6 million, including contingencies but excluding capitalized interest, pre-opening expenditures, and opening bankroll. In January 1996, the Company entered into a guaranteed maximum price contract for the construction of the buildings and site improvements. During the course of construction, the Company has elected to upgrade and improve the quality of furnishings, systems and materials and to position The Orleans for future expansion. The Company also made certain changes designed to enhance the overall experience of The Orleans. Such changes include the addition of an Italian restaurant and improvements to the ballroom to allow it to be used for live entertainment and to permit greater flexibility in the types of events for which it may be used. Changes to the original budget have been made primarily to accommodate quality enhancements in the project and changes in the scope of the project, as well as increased architectural and design fees and other costs resulting from additional pending and anticipated change orders and modifications. Such project enhancements, changes and modifications are expected to result in change orders for (and have a budget allocation of) an additional $12.5 million under the construction contract and a corresponding increase in the guaranteed maximum price under the construction contract to $112.5 million in accordance with the terms of the construction contract and the related disbursement agreement. The balance of the increase in the revised budget of approximately $2.0 million is expected to be allocated to increased architectural and design fees and to the budget for furniture, fixtures, equipment, additional signage and certain interior and other improvements. As of September 30, 1996, the Company had paid approximately $89.8 million of construction and development costs, including approximately $75.8 million that is

                        COAST HOTELS AND CASINOS, INC.
              (A Wholly Owned Subsidiary of Coast Resorts, Inc.)
             NOTES TO CONDENSED FINANCIAL STATEMENTS--(Continued)

NOTE 2 - THE ORLEANS CONSTRUCTION COMMITMENTS--(CONTINUED)

subject to the construction contract, approximately $5.5 million of architectural and design fees and approximately $8.5 million of other construction and development costs.

NOTE 3 - INCOME TAXES

     Prior to the Reorganization, the Company operated as individual partnerships which did not pay federal income taxes. The partners of the Predecessor Partnerships were taxed on their proportionate share of each of their respective partnership's taxable income or loss. Effective January 1, 1996 and in connection with the Reorganization, the Predecessor Partnerships were terminated. The change in status to a "C" corporation resulted in the recognition of net deferred tax liabilities, and a corresponding charge to earnings through the income tax provision of approximately $2.5 million in the first quarter of 1996. In addition, upon termination of the partnership tax status on January 1, 1996, all undistributed earnings of the Predecessor Partnerships were reclassified to paid-in-capital.

     The income statements for the quarter ended September 30, 1995 and nine months ended September 30, 1995 do not include any provision or liability for corporate income taxes due to the partnership status. The pro forma provision for income taxes and the related pro forma net income reflect adjustments to income taxes assuming that the change in corporate income tax status occurred as of January 1, 1995. The pro forma provision for income taxes and the related pro forma net income for the nine months ended September 30, 1996 exclude the $2.5 million charge incurred in the first quarter of 1996 discussed in the preceding paragraph.

NOTE 4 - PRIVATE PLACEMENT FINANCING

     On January 30, 1996, the Company completed a private placement offering of $175.0 million principal amount of 13% First Mortgage Notes Due December 15, 2002 (the "First Mortgage Notes"). Interest on the First Mortgage Notes is payable semi-annually on June 15, and December 15. The First Mortgage Notes are unconditionally guaranteed by Coast Resorts, Coast West and certain future subsidiaries of the Company. Net proceeds from the offering (after deducting original issue discount and commissions) were approximately $164.1 million. Of that amount, (i) approximately $114.8 million was deposited in a construction disbursement account restricted for use by the Company to finance in part the cost of developing, constructing, equipping and opening The Orleans, (ii) approximately $19.3 million was used by the Company to purchase U.S. Government Obligations which were deposited into an interest escrow account restricted to fund the interest payable on the First Mortgage Notes through December 15, 1996 and (iii) approximately $29.2 million was used by the Company to repay all outstanding indebtedness under its revolving credit facility, which was terminated upon repayment. The balance of approximately $800,000 was used to pay, in part, the offering expenses of approximately $2.4 million.

     The indenture governing the First Mortgage Notes contains covenants that, among other things, limit the ability of the Company to pay dividends, repay existing indebtedness, incur additional indebtedness, or sell material assets as defined in the indenture. Additionally, if on the twentieth day of the month following the first month in which The Orleanshas been operating for 18 months, the Fixed Charge Coverage Ratio (as defined in the indenture) of the

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)
              NOTES TO CONDENSED FINANCIAL STATEMENTS--(Continued)

NOTE 4 - PRIVATE PLACEMENT FINANCING--(CONTINUED)

     Company for the most recently ended four full fiscal quarters is less than
1.5 to 1, the Company is required to consummate an asset sale of the Barbary Coast Hotel and Casino within one year. The proceeds from such asset sale shall be used by the Company to repurchase First Mortgage Notes at a price equal to 101% of the principal amount of such First Mortgage Notes.

NOTE 5 - ADVANCES TO COAST WEST

     The Company has agreed to provide advances to Coast West sufficient to make payments on the Coast West Lease and other obligations, up to a maximum of $8 million. The Coast West Lease relates to a parcel of land located in the western area of Las Vegas to be used for future expansion opportunities. The Coast West Lease term runs through December 31, 2055, with three 10-year renewal options, with monthly payments of $166,667 for the year ending December 31, 1995. Thereafter the monthly rent increases by the amount of $5,000 in January of each year. The Coast West Lease includes a put option exercisable by the landlord requiring the purchase of the land at fair market value at the end of the 20th through 24th years of the Coast West Lease, provided that the purchase price shall not be less than ten times, nor more than fifteen times, the annual rent at such time. Based on the terms of the Coast West Lease, the potential purchase price commitment ranges from approximately $31.0 million to approximately $51.0 in the years 2014 through 2018. As of September 30, 1996, the Company had advanced Coast West approximately $2.1 million related to the Coast West Lease and other obligations. Coast West is a development stage enterprise and has no source of income and is therefore solely dependent on the advances to be provided by the Company. There can be no assurance that Coast West will develop a gaming property at the Coast West site, or that it will be able to repay any advances made by the Company. Accordingly, the Company has recorded an allowance for doubtful accounts in an amount equal to advances provided.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company was formed in 1995 as a wholly owned subsidiary of Coast Resorts to own and operate the Gold Coast Hotel and Casino (the "Gold Coast") and the Barbary Coast Hotel and Casino (the "Barbary Coast"), which are two Las Vegas hotel-casinos previously owned by two partnerships, Gold Coast Hotel and Casino, a Nevada general partnership, and Barbary Coast Hotel and Casino, a Nevada limited partnership, and to develop and construct The Orleans Hotel and Casinos ("The Orleans"), a new gaming property being constructed in Las Vegas. The Orleans is expected to open in December 1996. The Company's net revenues and net income are derived primarily from gaming activities at the Gold Coast and the Barbary Coast. The Company utilizes food and beverage, hotel operations and various entertainment amenities to maximize customer visitation to its casinos, thereby enhancing casino revenues. The Company expects to maintain a pricing structure for non-gaming amenities at the Gold Coast and the Barbary Coast that is competitive with comparable casinos in their respective markets. For the three months ended September 30, 1996, casino revenues for the Gold Coast and the Barbary Coast accounted for approximately 74.2% and 81.7%, respectively, of total revenues, and for the nine months ended September 30, 1996, 74.3% and 80.3%, respectively, of total revenues.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial information regarding the results of operations of the Company:


                             Three Months           Nine Months
                                Ended                  Ended
                             September 30,         September 30,
                           ----------------------------------------
                             1996       1995       1996      1995

NET REVENUES:

  Gold Coast...........    $34,652    $32,036   $105,420   $ 95,814
  Barbary Coast........     13,006     11,589     36,438     32,144
                           -------    -------   --------   --------
                           $47,658    $43,625   $141,858   $127,958
                           =======    =======   ========   ========

OPERATING INCOME:
  Gold Coast...........    $ 6,271    $ 3,801   $ 22,588   $ 11,565
  Barbary Coast........        773        367      2,997       (828)
  Corporate Expenses...     (1,431)         -     (3,803)         -
                           -------    -------   --------   --------
                           $ 5,613    $ 4,168   $ 21,782   $ 10,737
                           =======    =======   ========   ========

Three Months Ended September 30, 1996 Compared to Three Months Ended
  September 30, 1995
Nine Months Ended September 30, 1996 Compared to Nine Months Ended
  September 30, 1995

     Net revenues for the Company were $47.7 million in the quarter ended September 30, 1996 compared to $43.6 million in the same quarter in 1995, an increase of $4.1 million

(9.2%), and were $141.9 million in the nine months ended September 30, 1996 compared to $128.0 million for the same period in 1995, an increase of $13.9 million (10.9%). (Percentages are actual and are not adjusted for rounding.) The increased revenues were primarily due to stronger gaming revenues at the Company's two hotel-casinos, as well as to increased hotel revenues. Operating income was $5.6 million for the quarter ended September 30, 1996, compared to $4.2 million in 1995, an increase of 34.7%, and $21.8 million for the nine month period ended September 30, 1996, compared to $10.7 million in 1995, an increase of 102.9%, primarily due to the increased revenues discussed above. Casino expenses increased $1.1 million (6.3%) to $18.7 million in the third quarter of 1996, compared to $17.6 million in the third quarter of 1995, primarily due to increased promotional expenses in the race book. For the nine months ended September 30, 1996 casino expenses increased $1.3 million (2.6%) to $52.5 million compared to $51.2 million for the same period in 1995, primarily due to the increased race book promotional expenses. General and administrative expenses increased $1.1 million (11.5%) from third quarter 1995 to 1996, and $3.3 million (12.7%) from the nine months ended September 30, 1995 compared to the same period in 1996, primarily due to increased advertising and marketing expenses, an increase in corporate salaries and the addition of an incentive bonus program.

     Net income was $2.2 million for the third quarter of 1996, compared to $2.8 million in 1995 and $6.6 million for the first nine months of 1996, compared to $8.5 million in 1995. The decrease in the first nine months of 1996 was primarily due to the provision for income tax, including a one-time charge of $2.5 million in the first quarter of 1996 for temporary differences as a result of a change in tax status from partnerships to a corporation on January 1, 1996 ( See Note 3 of Notes to Condensed Consolidated Financial Statements), as well as an increase in net interest attributable to $175.0 million principal amount of first mortgage notes issued in January 1996 (the "First Mortgage Notes").

     Gold Coast. Net revenues at the Gold Coast were $34.7 million for the quarter ended September 30, 1996, an increase of $2.6 million (8.2%) over 1995 third quarter revenues of $32.0 million, and were $105.4 million for the nine months ended September 30, 1996, an increase of $9.6 million (10.0%) over 1995 revenues of $95.8 million. Gaming revenues were $25.7 million for third quarter 1996, an increase of $2.7 million (11.8%) compared to $23.0 million in the same period in 1995, and for the nine months ended September 30, 1996 were $78.4 million, an increase of $9.8 million (14.2%) compared to $68.6 million the same period in 1995. The increase was primarily due to higher wagering volume which management believes is a result of an upgrade of slot equipment completed in December 1995. Hotel revenues for third quarter 1996 were $2.6 million, an increase of 5.9% over third quarter 1995 hotel revenues of $2.4 million, and for the nine months ended September 30, 1996 were $7.6 million, an increase of 5.7% over the nine month 1995 hotel revenues of $7.2 million, due to higher occupancy rates and higher room rates. Operating income was $6.3 million for the third quarter of 1996 compared to $3.8 million in 1995, an increase of $2.5 million (65.0%), and was $22.6 million for the first nine months of 1996 compared to $11.6 million in 1995, an increase of $11.0 million (95.3%). Operating expenses for third quarter 1996 increased slightly (.5%) compared to 1995, and for the nine months ended September 30, 1996 decreased $1.4 million (1.7%). Food and beverage expenses accounted for most of the reduction in the nine month period, decreasing $1.9 million or 9.9% due to lower cost of sales in the restaurants primarily as a result of fewer meals served.

     Barbary Coast. Net revenues at the Barbary Coast were $13.0 million in the quarter ended September 30, 1996, an increase of $1.4 million or 12.2% over third quarter 1995 revenues of $11.6 million, and were $36.4 million during the nine months ended September 30, 1996, an increase of $4.3 million or 13.4% over 1995 revenues of $32.1 million in the same period. Gaming revenues increased 11.5% to $10.6 million in the third quarter of 1996 compared to $9.5 million in the same period in 1995, primarily due to increased race book wagering. Gaming revenues increased 13.4% to $29.3 million in the first nine months of 1996 compared to $25.8 million in 1995, primarily due to increases in the sports book and race book wagering volume. Operating income was $773,000 for the third quarter of 1996 compared to $367,000 for the same quarter 1995, and was $3.0 million for the first nine months of 1996 compared to a loss of $828,000 in 1995, primarily due to the increased revenues discussed above. Operating expenses were $12.2 million in the third quarter of 1996 compared to $11.2 million in 1995, an increase of $1.0 million or 9.0%, and were $33.4 million in the first nine months of 1996 compared to $33.0 million in 1995, an increase of $469,000 (1.4%), primarily due to increased promotional expenses associated with the increased wagering volume in the race book.

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

     On January 30, 1996, the Company issued $175.0 million principal amount of First Mortgage Notes to finance, in part, the development, construction, equipping and opening of The Orleans. The net proceeds from the issuance, after deducting discounts and commissions, were approximately $164.1 million. Of that amount, (i) approximately $114.8 million was deposited in a construction disbursement account for use by the Company to finance in part The Orleans, (ii) approximately $19.3 million was used by the Company to purchase U.S. Government Obligations which were deposited into an interest escrow account to fund the interest payable on the First Mortgage Notes through December 15, 1996 and (iii) approximately $29.2 million was used by the Company to repay all outstanding indebtedness under its revolving credit facility, which was terminated upon repayment. The balance of approximately $800,000 was used to pay, in part, the estimated offering expenses of $2.4 million.

     The Company's consolidated cash requirements include principally the costs related to the development, construction, equipping and opening of The Orleans, debt service on the First Mortgage Notes subsequent to December 15, 1996 of approximately $22.8 million annually, ongoing capital expenditures at the Gold Coast and the Barbary Coast estimated to be approximately $4.0 million in the aggregate in 1996, advances to Coast West (up to maximum of $8.0 million in the aggregate) for rent on land held for possible future development and other related costs estimated to be at least approximately $2.1 million annually, and debt service unrelated to the First Mortgage Notes estimated to be approximately $500,000 in 1996. Prior to the Reorganization, a primary use of cash also included distributions to the partners of the Gold Coast Partnership and the Barbary Coast Partnership, which were separate partnerships that did not pay income taxes.

     The Company expects to satisfy the costs of developing, constructing, equipping and opening The Orleans (including an estimated $7.5 million in pre-opening expenses and an estimated $6.1 million for the opening bankroll) with the proceeds from the issuance of the

First Mortgage Notes, approximately $30.0 million of equipment financing and approximately $23.0 million of cash from operations at the Gold Coast and Barbary Coast. Taking into account the use of cash from operations for the construction of The Orleans, the Company expects that excess cash from Coast Hotel's two existing properties will be sufficient to satisfy the Company's consolidated cash requirements other than costs related to the development, construction, equipping, and opening The Orleans. Subsequent to the commencement of operations of The Orleans, the Company expects that cash generated from the operations of the Company will be sufficient to satisfy consolidated cash requirements, including debt service on the First Mortgage Notes subsequent to December 15, 1996, although no assurance can be given to that effect.

FORWARD LOOKING STATEMENTS

     The statements in this Management's Discussion and Analysis which are not historical fact are forward looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements are subject to risks and uncertainties, including, but not limited to increased competition, both in Nevada and other jurisdictions, dependence on the Las Vegas area and the Southern California region for a majority of the Company's customers and uncertainties associated with construction and the commencement of operations of a new enterprise, which could cause actual results to vary materially from those discussed herein.

PART II.  OTHER INFORMATION


Item 1:  Legal Proceedings.

         None.

Item 2:  Changes in Securities.

         None.

Item 3:  Defaults Upon Senior Securities.

         None.

Item 4:  Submission of Matters to a Vote of Security Holders.

         None.

Item 5:  Other Information.

         None.

Item 6:  Exhibits and Reports on Form 8-K:

         (a)  Exhibits.

              10.1 Master Security Agreement dated as of October 24, 1996, by and between Coast Hotels and Casinos, Inc. and The CIT Group/Equipment Financing, Inc.

              27.   Financial Data Schedule.

         (b)  Reports on Form 8-K.

              There were no reports filed on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 14, 1996        COAST HOTELS AND CASINOS, INC., a
                                Nevada corporation



                                By: /s/ Gage Parrish
                                    ----------------------------------
                                    Gage Parrish
                                    Vice President and Chief Financial Officer