Form 10-K405
period 1996-12-31
COAST HOTELS & CASINOS INC
filed 1997-03-31
CIK 1013559

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  ___________

                                   FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                                 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from        to


                            Commission File #0-26922

                         COAST HOTELS AND CASINOS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           NEVADA                              88-0345706
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)
               4500 WEST TROPICANA ROAD, LAS VEGAS, NEVADA 89103
              (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (702) 365-7000

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $1.00 PAR VALUE

                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X        No
                                        ----         ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ----
     The number of shares of the Registrant's Common Stock outstanding as of March 1, 1997 was 1,000 shares, none of which was held by non-affiliates of the Registrant.
                                  ___________

                         COAST HOTELS AND CASINOS, INC.

                               TABLE OF CONTENTS

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                                                                                    PAGE
                                                                                                    ----
                                PART I
Item 1.      Business..............................................................................    3
Item 2.      Properties............................................................................   11
Item 3.      Legal Proceedings.....................................................................   12
Item 4.      Submission of Matters to a Vote of Security Holders...................................   12

                                PART II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters.............   12
Item 6.      Selected Financial Data...............................................................   13
Item 7.      Management's Discussion And Analysis Of Financial Condition And Results Of Operations.   15
Item 8.      Financial Statements and Supplementary Data...........................................   18
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..   18

                                    PART III
Item 10.      Directors and Executive Officers of the Registrant...................................   19
Item 11.      Executive Compensation...............................................................   21
Item 12.      Security Ownership of Certain Beneficial Owners and Management.......................   22
Item 13.      Certain Relationships and Related Transactions.......................................   23

                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K........................   26

                                     PART I



ITEM 1.  BUSINESS.
         --------

THE COMPANY

     Coast Hotels and Casinos, Inc., a Nevada corporation (the "Company"), a wholly-owned subsidiary of Coast Resorts, Inc. ("Coast Resorts"), owns and operates three Las Vegas hotel-casinos, the Gold Coast Hotel and Casino (the "Gold Coast") the Barbary Coast Hotel and Casino (the "Barbary Coast"), and The Orleans Hotel and Casino ("The Orleans"), which opened on December 18, 1996.

     The Company was formed in 1995 in connection with the reorganization of two affiliated partnerships, the Gold Coast Hotel and Casino, a Nevada limited partnership (the "Gold Coast Partnership"), and the Barbary Coast Hotel and Casino, a Nevada general partnership (the "Barbary Coast Partnership" and, together with the Gold Coast Partnership, the "Predecessor Partnerships"). The Gold Coast Partnership, formed in 1986, and the Barbary Coast Partnership, formed in 1978, previously owned and operated the Gold Coast and the Barbary Coast, respectively, and the Gold Coast Partnership commenced the development of The Orleans.

     The principal executive office of the Company is located at 4500 West Tropicana Road, Las Vegas, Nevada 89103. The telephone number is (702) 365-7000.

THE REORGANIZATION

     Effective January 1, 1996, the Predecessor Partnerships were consolidated and reorganized (the "Reorganization") pursuant to an Agreement and Plan of Reorganization, as supplemented and amended, entered into among each of the Predecessor Partnerships, Gaughan-Herbst, Inc., the sole general partner of the Gold Coast Partnership, and Coast Resorts. As a result of the Reorganization, the Company owns and operates the Gold Coast, the Barbary Coast, and The Orleans. In the Reorganization, (a) the partners of the Predecessor Partnerships each transferred to Coast Resorts, by assignment or through the merger of Gaughan-Herbst, Inc., their respective partnership interests in the Predecessor Partnerships in exchange for an aggregate of 1,000,000 shares of common stock, par value $.01 per share, of Coast Resorts (the "Common Stock") and (b) the Company assumed, jointly and severally with Coast Resorts, all of the liabilities of the Predecessor Partnerships other than (i) the obligations under approximately $52.5 million principal amount of notes payable to the shareholders of Coast Resorts that were exchanged for an aggregate of 494,353 shares of Common Stock on January 16, 1996, and (ii) those liabilities incident to Coast West Inc. ("Coast West"), a wholly-owned subsidiary of Coast Resorts, which leases certain real property held for possible future development.

THE GOLD COAST

     The Gold Coast, which opened in 1986, is located on West Flamingo Road approximately one mile west of the Las Vegas Strip (the "Strip") in close proximity to a major exit from Interstate 15, the major highway linking Las Vegas and Southern California. The Gold Coast features an approximately 70,000 square foot casino, including approximately 2,029 slot machines, 48 table games, a keno lounge, a 700-seat bingo parlor and a 160-seat race and sports book. The Gold Coast also features an 11-story tower with 712 hotel rooms and a swimming pool with a covered bar. For the year ended December 31, 1996, the Gold Coast's average occupancy rate was 92.5% and the average daily room rate was $42.70.

     The Gold Coast features three full-service restaurants, including the Mediterranean Room, the Cortez Room and the Monterey Room, a 380-seat buffet, a fast-food restaurant, a snack bar and ice cream parlor. The Gold Coast's entertainment amenities include a 72-lane bowling center, two movie theaters, approximately 10,000 square feet of banquet and meeting facilities, four bars, two entertainment lounges and a dance hall featuring live entertainment. Other amenities include a gift ship, a liquor store, a travel agency, an American Express office, a Western Union office, a beauty salon, a barber shop, a child care facility and over 3,000 parking spaces.

     The Gold Coast has developed a number of innovative marketing programs designed to complement the non-gaming amenities at the Gold Coast and increase the level of gaming activity. The Gold Coast's slot club (the "Club") has over 100,000 active members. The Club was established in 1987 to encourage repeat business from its slot machine players. Each time members win at a Gold Coast slot machine, points are awarded to their accounts. Upon accumulating sufficient points, members can redeem the points for awards, including appliances, vacations and other items. Other Gold Coast marketing programs have included the original "Pick the Pros" football contest, a $250,000 paycheck cashing contest, live entertainment in the dance hall, Superbowl parties and the annual "Gold Coast Open," a 10-day poker tournament. In addition, the Gold Coast is a sponsor of the annual National Finals Rodeo, which attracts thousands of visitors to Las Vegas each December. The awards ceremonies for the Rodeo are held nightly at the Gold Coast during the 10-day event.

THE BARBARY COAST

     The Barbary Coast, which opened in 1979, is located at the intersection of Flamingo Road and the Strip (the "Flamingo Four Corners"), adjacent to the Flamingo Hotel and Casino. It is situated directly across from Caesars Palace and Bally's Grand and is diagonally across from the site where Mirage Resorts, Inc. is developing a new mega-resort, Bellagio, expected to open in 1998. Historically, the Barbary Coast has relied on foot traffic on the busy Las Vegas Strip for a significant amount of its revenues.

     The Barbary Coast features an approximately 30,000 square foot casino, including approximately 527 slot machines, 44 table games, race and sports books and other amenities. The Barbary Coast also features an 8-story tower with 197 hotel rooms. For the year ended December 31, 1996, the Barbary Coast's average occupancy rate was 94.9% and the average daily room rate was $52.33. The Barbary Coast is furnished and decorated in an elegant turn-of-the-century Victorian theme and includes three bars and two restaurants, including Michael's gourmet restaurant and the Victorian Room, which features Chinese and American cuisine. For the past three years, Michael's, which caters primarily to preferred casino customers, has received a distinguished dining award from the Distinguished Restaurants of North America.

THE ORLEANS

     The Company opened its newest property, The Orleans, on December 18, 1996. The Orleans was developed to expand the Company's presence in the growing Las Vegas market and to capitalize on management's belief in the demand for an upscale, off-Strip hotel-casino alternative for both visitors to Las Vegas and local residents. The Orleans site is located on Tropicana Avenue, approximately one and one-half miles west of the Strip.

     The Orleans is designed with a distinctive theme reflecting the architectural heritage of the New Orleans French Quarter. The Orleans features an approximately 92,000 square foot casino, a 22-story tower with 840 hotel rooms, a 70-lane bowling center, approximately 40,000 square feet of banquet and meeting facilities, including an approximately 17,000 square foot grand ballroom, a wedding chapel, five restaurants, specialty themed bars, a barber shop, a beauty salon and approximately 3,000 parking spaces. The casino includes approximately 2,110 slot machines, 60 table games, a keno lounge, a poker parlor and race and sports books. The Orleans also includes an 827-seat theater patterned after those in Branson, Missouri that features live entertainment and other special events. The Company began construction in the first quarter of 1997 on the second phase of The Orleans. The second phase is expected to include twelve movie theaters, a child care facility and additional restaurant and gaming space contained in approximately 180,000 square feet on two levels.

BUSINESS AND MARKETING STRATEGY

     The Company's business strategy is to attract gaming customers to its various gaming facilities by offering a combination of quality gaming, entertainment, dining and recreational activities. In addition, each of the Company's hotel-casinos seeks to encourage repeat business by providing friendly service and complimentary or reduced-rate accommodations, meals and automotive and aircraft transportation. However, each of the Company's properties targets different market segments and employs customer-driven market strategies designed to expand its growing customer base.

     The Gold Coast primarily targets middle-market gaming customers, catering to local residents as well as repeat visitors to Las Vegas who desire an alternative to the hotel-casino properties located on the Strip. Management's operating strategy is to maximize customer visitation and thereby increase casino revenues at the Gold Coast by offering value-conscious customers a combination of friendly service, generous portions of quality food at competitive prices and clean, comfortable and inexpensive hotel rooms. Management believes this value-oriented approach has generated a high level of customer satisfaction, fostering customer loyalty and repeat business. In addition, the Gold Coast is conveniently located on West Flamingo Road, in close proximity to a major exit from Interstate 15, offering easy automotive access from all four directions in the Las Vegas valley. The Gold Coast has developed a number of innovative campaigns designed to promote its business and attract local residents. See "--The Gold Coast."

     The Barbary Coast's customer base is primarily visitors to the Las Vegas area. In addition to its favorable location on the Strip, which has historically enabled it to attract a large volume of walk-in traffic, the Barbary Coast has also benefited from its more intimate gaming atmosphere, allowing it to develop a loyal base of table games customers.

     The Orleans is designed to differentiate itself in the Las Vegas market by combining an upscale, off-Strip experience in an exciting New Orleans French Quarter-themed environment with a wide variety of non-gaming amenities. The Orleans primarily targets middle to upper-middle income gaming customers, both
visitors to Las Vegas and local residents.   Management believes that The
Orleans is an attractive alternative for Las Vegas visitors and local residents, offering a full-service hotel-casino and entertainment experience complemented with a value-oriented pricing strategy. The Orleans employs marketing programs similar to those which make the Gold Coast a success, including a slot club and football contests, and tailors its marketing programs to promote The Orleans as a multi-faceted entertainment complex.

GAMING SECURITY

     Each of the Company's casinos employs extensive supervision and accounting procedures to control the handling of cash in their gaming operations. These measures include security personnel; closed-circuit television observation of critical areas of the casino; locked cash boxes; independent auditors and observers; strict sign-in and sign-out procedures which ensure, to the extent practicable, that gaming chips issued by, and returned to, the casino cashier's cages are accurately accounted for; and procedures for the regular observation of gaming employees. The accounting departments of each of the Company's casinos, which employ persons who have no involvement in the gaming operations, review on a daily basis records compiled by gaming employees pertaining to cash flow and credit extension. Moreover, regular periodic analysis of the results of the Company's gaming operations, including analyses of the Company's compliance with the internal control standards established by the Nevada Board (as defined herein), are performed by the Company and its independent auditors to detect significant deviations from industry standards. Based on the results of these analyses, management believes that its procedures are in compliance in all material respects with the requirements established by the Nevada Gaming Authorities (as defined below).

FUTURE PLANS

     The Company is exploring the possible development of additional gaming properties. The Company is contemplating the development of a new gaming property in the western area of the Las Vegas valley on real property which is leased by Coast West. Additionally, the Company owns an approximately 29-acre parcel of undeveloped land located at the corner of Rancho Drive and Carey Avenue in North Las Vegas, in close proximity to the Fiesta Hotel and Casino and the Texas Station Hotel and Casino. The site is zoned for gaming.

     The Company has no agreements, arrangements or understandings with respect to financing the development of either of the foregoing sites, and does not expect to commence such development in the near future. Any future development would be subject to, among other things, the Company's ability to obtain necessary financing. No assurance can be given that the Company will develop successfully any additional properties or, if completed, such properties will be successful.

COMPETITION

     Both the gaming and hotel industries are highly fragmented and characterized by a high degree of competition among a large number of participants. Many of the Company's competitors are much larger than the Company and have substantially greater resources.

     The Company's three hotel-casinos face competition from all other casinos and hotels in the Las Vegas area. Such competition includes several hotel-casinos that, like the Gold Coast and The Orleans, target, to a high degree, local residents. The Company also competes with non-hotel gaming facilities that target local residents. The Company believes that its convenient locations together with innovative marketing strategies and value-oriented quality rooms and food enable it to compete effectively for the local resident customers and repeat visitors to Las Vegas.

     In recent years, many new Las Vegas area hotel-casinos have opened and many existing ones have been expanded. Currently, there are over 100,000 hotel rooms in the Las Vegas area and more are planned to open in 1997 and 1998 with the anticipated openings of properties such as Bellagio, Paris and Sunset Station as well as expansions at Caesars Palace, Circus-Circus, Harrah's and others. Management believes that the additional capacity has, to date, not materially impacted the Company's occupancy levels and overall revenues, but additional new properties and the expansion of existing hotel-casinos could have a material adverse effect on the Company's business and results of operations.

     The Company also competes for gaming customers to a lesser extent with casinos located in the Laughlin and Reno-Lake Tahoe areas of Nevada, in Atlantic City, New Jersey, and in other parts of the world, including gaming on cruise ships and international gaming operations, as well as with state-sponsored lotteries, on- and off- track wagering, card parlors, riverboat and Native American gaming ventures and other forms of legalized gaming in the United States. In addition, several states have recently legalized, and several other states are currently considering legalizing, casino gaming in specific geographical areas within those states. The Company believes that the development of casino properties similar to those in Las Vegas in areas close to Nevada, particularly California and Arizona, could have a material adverse effect on its business and its results of operations. The Company believes that the recent widespread legalization of gaming is being fueled by a combination of increasing popularity and acceptability of gaming activities and the desire and need for states and local communities to generate revenues without increasing general taxation. The Company believes that the legalization of unlimited land-based casino gaming in or near any major metropolitan area, such as Chicago or Los Angeles, could have a material adverse effect on its business and results of operations. In addition, the development or expansion of casinos, lotteries and other forms of gaming in other states, particularly in areas close to Nevada such as California, could have a material adverse effect on the Company's business and its results of operations.

     The Gold Coast primarily targets local residents as well as repeat visitors to Las Vegas. While The Orleans targets a higher income segment of gaming customers, it also focuses its marketing efforts in part on the same customer base as the Gold Coast. The Orleans is located approximately one mile south of the Gold Coast. The operation of the two hotel-casinos in close proximity and their overlapping target markets may impact their respective results of operations. Additionally, the Company may be subject to greater risks, including risks related to local competitive and economic conditions, than if these two gaming properties were more geographically distant or had more diverse targeted markets.


ENVIRONMENTAL MATTERS

     The Company is subject to a wide variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. While management believes that the Company is presently in material compliance with all environmental laws, failure to comply with such laws could result in the imposition of severe penalties or restrictions on operations by government agencies or courts that could adversely affect operations. The Company has completed Phase I environmental assessments at the seven properties owned or leased by it. The reports did not identify any environmental conditions or non-compliance, the remediation or correction of which are reasonably expected to have a material adverse impact on the business or financial condition of the Company.


EMPLOYEES

     At March 1, 1997, the Company had approximately 5,300 employees.


NEVADA REGULATION AND LICENSING

     The ownership and operation of casino gaming facilities in Nevada are subject to (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"), and (ii) various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board") and the Clark County Liquor and Gaming Licensing Board (the "Clark County Board"). The Nevada Commission, the Nevada Board and the Clark County Board are collectively referred to as the "Nevada Gaming Authorities."

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which seek to, among other things, (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity, (ii) establish and maintain responsible accounting practices and procedures, (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities, (iv) prevent cheating and fraudulent practices and (v) provide a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

     The Company, which operates the Gold Coast, the Barbary Coast and The Orleans, is licensed by the Nevada Gaming Authorities and is a corporate licensee (a "Corporate Licensee") under the terms of the Nevada Act. The gaming licenses require the periodic payment of fees and taxes and is not transferable. The Company is registered with the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of Coast Hotels. As a Registered Corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may request. No person may become a shareholder of, or receive any percentage of the profits from, Coast Hotels without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and Coast Resorts have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities at its hotel-casinos.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or Coast Resorts in order to determine whether such individual is suitable or should be licensed as a business associate of a Corporate Licensee or a Registered Corporation. Officers, directors and certain key employees of the Company must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of the Company may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

     If the Nevada Gaming Authorities were to find an officer, director or key employee of the Company or Coast Resorts unsuitable for licensing or unsuitable to continue having a relationship with the Company or Coast Resorts, the Company and Coast Resorts would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company and Coast Resorts to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     The Company and Coast Resorts are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company must be reported to, or approved by, the Nevada Commission.

     If it were determined that the Nevada Act was violated by the Company, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, Coast Resorts and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

     Any beneficial holder of a Registered Corporation's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of a Registered Corporation's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

     The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15% of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of a Registered Corporation, any change in a Registered Corporation's corporate charter, bylaws, management, policies or operations, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by shareholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the owner, after request, fails to identify the beneficial owner. Any shareholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the voting securities of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a shareholder or to have any other relationship with the Company or Coast Resorts, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person,
(iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities, including, if necessary, the immediate purchase of such voting securities for cash at fair market value.

     The Nevada Commission may, in its discretion, require the holder of any debt security of a Corporate Licensee or a Registered Corporation to file applications, be investigated and be found suitable to own the debt security.
If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Corporate Licensee or the Registered Corporation can be sanctioned, including the loss of its licenses, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

     The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act.

     Neither the Company nor Coast Resorts may make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to require or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

     Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission with respect to a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling shareholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as a part of the approval process relating to the transaction.

     The Nevada legislature had declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before a Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by a Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's shareholders for the purposes of acquiring control of the Registered Corporation.

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.


ITEM 2.  PROPERTIES.
         -----------

     The Company owns the approximately 26.0 acres that the Gold Coast occupies on West Flamingo Road. The Company also owns an 8.33-acre site across the street from the Gold Coast that contains an approximately 100,000 square foot warehouse. The warehouse is used by the Gold Coast, Barbary Coast, and The Orleans as a shared distribution and storage facility.

     The Barbary Coast occupies approximately 1.8 acres at the intersection of Flamingo Road and the Strip. The hotel-casino occupies real property that is currently leased by the Company pursuant to a lease that expires on May 1, 2003. The lease provides for rental payments of $175,000 per annum. The lease contains two options, exercisable by the Company, to extend the term of the lease for 30-years each (with the rent to be readjusted as provided in the lease during those renewal periods). The Company has an option to purchase the leased property at any time during the six month period prior to the expiration of the lease, provided that certain conditions are met, at a purchase price equal to the greater of $3.5 million or the then appraised value of the real property. The Company also has a right of first refusal in the event the landlord desires to sell the real property during the initial term of the lease. The Company also leases approximately 2.5 additional acres of real property located adjacent to the Barbary Coast. The lease expires on December 31, 2003. The lease provides for rental payments of $125,000 per annum. The real property is used by the Company as a parking lot for its employees and for valet parking. The landlord has the right to terminate the lease upon six months prior notice to the Company if it requires the use of the property for its own business purposes (which excludes leaving the property vacant or leasing it to third parties prior to January 1, 2003).

     The Orleans is located on a portion of an 80.0-acre site located on West Tropicana Avenue, approximately one mile south of the Gold Coast. The real property is leased pursuant to a ground lease entered into by the Company and The Tiberti Company, a Nevada general partnership, and related party. The lease has an effective commencement date as of October 1, 1995 and an initial term of 50 years, and includes an option, exercisable by the Company, to extend the initial term for an additional 25 years. The lease provides for monthly rental payments commencing in January 1996 of $251,726 per month through December 1996, $175,000 per month during the 26-month period thereafter, $200,000 per month during the 36-month period thereafter, $225,000 per month during the 48-month period thereafter and $250,000 per month during the 60-month period thereafter. In March 2011, annual rental payments will increase on a compounding basis at a rate of 3.0% per annum. In addition, the Company has been granted an option to purchase the real property during the two-year period commencing in February 2016. The lease provides that the purchase price will be the fair market value of the real property at the time the Company exercises the option, provided that the purchase price will not be less than 10 times the annual rent and not more than 12 times such annual rent at such time.

     The Company owns approximately 29.0 acres of undeveloped land located at the corner of Rancho Drive and Carey Avenue in North Las Vegas in close proximity to the Fiesta Hotel and Casino and the Texas Station Hotel and Casino. The site is zoned for gaming.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------


     The Company is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management, the outcome of all pending claims in such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

     No matters were submitted to the shareholders of the Company during the quarter ended December 31, 1996.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         -----------------------------------------------------------------
       MATTERS.
       --------

     The Company is wholly-owned subsidiary of Coast Resorts. No equity securities of the Company are publicly traded.

ITEM 6.  SELECTED FINANCIAL DATA

     The following Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this Form 10-K. The statements of income data for the five years ended December 31, 1992, 1993, 1994, 1995 and 1996 and the balance sheet data as of December 31, 1993, 1994, 1995 and 1996 are derived from the financial statements of the Company which have been audited by Coopers & Lybrand L.L.P., which financial statements are included in this report on Form 10-K, except for the statements of income for the years ended December 31, 1992 and 1993 and the Balance Sheets as of December 31, 1993 and 1994. The balance sheet data as of December 31, 1992 has been derived from the financial statements of the Gold Coast Partnership and the Barbary Coast Partnership which were audited by other auditors, whose reports are not presented in this Form 10-K.

                            SELECTED FINANCIAL DATA

                                                             YEARS ENDED DECEMBER 31,
                                           ----------------------------------------------------------
                                              1992         1993         1994        1995      1996 (1)
                                           -----------------------------------------------------------
                                                               (DOLLARS IN THOUSANDS)
STATEMENTS OF INCOME DATA:
Net revenues............................    $169,251     $169,573     $172,573    $174,756    $195,987

Departmental operating expenses (2).....     105,037      108,662      115,028     114,253     118,563
General and administrative expenses.....      30,290       32,402       32,940      34,686      41,057
Guaranteed payments to former
partners (3)............................       2,762        2,485        2,672         858          --
Pre-opening and development expenses....          --           --           --          --       7,125
Depreciation and amortization...........       8,492        7,822        6,766       7,280       7,883
Operating income........................      22,670       18,202       15,167      17,679      21,359
Interest expense, net...................      (1,852)        (837)        (227)     (3,545)     (9,981)
Other income............................         128            3           23          92          58
                                            --------     --------     --------    --------    --------
Net income before income taxes..........      20,946       17,368       14,963      14,226      11,436
Provision for income taxes..............          --           --           --          --       6,617
                                            --------     --------     --------    --------    --------
Net income..............................    $ 20,946     $ 17,368     $ 14,963    $ 14,226    $  4,819
                                            ========     ========     ========    ========    ========

PRO FORMA INFORMATION TO REFLECT
CHANGE IN TAX STATUS (4):
Provision for income taxes..............       7,333        6,117        5,251       4,979       4,117
                                            --------     --------     --------    --------    --------
Net income..............................    $ 13,613     $ 11,251     $  9,712    $  9,247    $  7,319
                                            ========     ========     ========    ========    ========

OTHER DATA:
EBITDA (5)..............................    $ 31,162     $ 26,024     $ 21,933    $ 24,959    $ 36,367
Capital expenditures....................    $  2,104     $  2,736     $  5,514    $ 32,331    $126,133
Distributions to partners (6)...........    $ 11,250     $ 11,500     $ 25,823    $ 58,660    $     --
------------

See Footnotes to Selected Financial Data.


                                                     AS OF DECEMBER 31,
                                   -----------------------------------------------------
                                     1992       1993       1994       1995       1996(1)
                                   -----------------------------------------------------
                                                  (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents (7)      $ 11,152   $ 14,788   $ 16,967   $ 14,539   $ 61,555
Total assets....................    125,029    123,570    134,295    152,216    372,346
Total long-term debt (8)             11,783      1,464     11,776     83,357    195,764
Stockholder's equity............     92,760     98,628     87,781     43,334    100,678
---------------------------------------------------------------------------------------

------------




FOOTNOTES TO SELECTED FINANCIAL DATA

(1)  On December 18, 1996, The Orleans commenced operations in Las Vegas,
     Nevada.
(2)  Includes casino, food and beverage, hotel and other expenses.
(3) Prior to the Reorganization (as defined herein), the Predecessor Partnerships (as defined herein) made guaranteed payments to partners pursuant to the terms of their respective partnership agreements. In connection with the Reorganization, such guaranteed payments were eliminated and replaced with annual compensation (reflected in general and administrative expenses) to Michael J. Gaughan and certain other former partners of the Predecessor Partnerships who are executive officers of the Company. See "The Reorganization" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(4) The Gold Coast Partnership and the Barbary Coast Partnership operated as partnerships and were not subject to federal income taxes. As a result of the Reorganization, the operations of the Gold Coast and the Barbary Coast are being conducted by the Company, which has been formed as a "C Corporation" and, therefore, is subject to federal income taxes. A pro forma provision for federal income taxes has been made, and pro forma net income has been calculated, for the historical financial statements for all periods presented as if the Gold Coast Partnership and the Barbary Coast Partnership had been treated as a C corporation during those periods.
(5) EBITDA is defined as earnings before interest, taxes, depreciation, amortization, non-cash rent expense and pre-opening expenses. EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as an indicator of cash flows or a measure of liquidity. EBITDA is presented solely as supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry.
(6) Because the Gold Coast Partnership and the Barbary Coast Partnership were partnerships during these periods, a substantial portion of their net income was distributed to the partners. In 1994, the Barbary Coast Partnership distributed $11.0 million of partners' capital in the form of notes payable and, in 1995, the Gold Coast Partnership distributed $50.0 million of partners' capital in the form of notes payable. Such distributions represented previously taxed but undistributed earnings of the Predecessor Partnerships. See Notes to Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(7) Cash and cash equivalents at December 31, 1996 includes approximately $8.2 million in cash restricted to pay for construction of The Orleans.
(8)  Excludes current maturities.

   ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ---------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

     Prior to the Reorganization on January 1, 1996, the Gold Coast and the Barbary Coast were operated separately by the Predecessor Partnerships. See "The Reorganization."


RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, certain financial information regarding the historical results of the Company.


                                                YEAR ENDED DECEMBER 31,
                                         -------------------------------------
                                            1994         1995          1996
                                         ----------   -----------   ----------
NET REVENUES
  Gold Coast..........................    $128,494      $ 130,695    $140,548
  Barbary Coast.......................      44,079         44,061      49,419
  The Orleans.........................          --             --       6,020
                                      ---------------------------------------
     Total Net Revenues...............    $172,573      $ 174,756    $195,987
                                      =======================================

OPERATING INCOME
  Gold Coast..........................    $ 16,412      $  17,933    $ 28,975
  Barbary Coast.......................      (1,245)           246       4,155
  The Orleans.........................          --             --       1,266
  Pre-opening expenses, The Orleans...          --             --      (7,125)
  Corporate expenses(1)...............          --           (500)     (5,912)
                                      ---------------------------------------
  Total Operating Income..............    $ 15,167      $  17,679    $ 21,359
                                      =======================================

(1) Corporate expenses include an allowance for doubtful accounts with respect to advances to Coast West, amortization of debt issuance costs and corporate general and administrative expenses.

FISCAL 1996 COMPARED TO 1995

     Net revenues were $196.0 million for the year ended December 31, 1996, an increase of 12.1% over 1995 net revenues of $174.8 million. The increase was due, in part, to the opening of The Orleans on December 18, 1996, which contributed $6.0 million in net revenues. Gold Coast net revenues increased 7.5% over 1995, primarily due to an increase in casino revenues. Barbary Coast net revenues increased 12.1%, primarily due to an increase in race and sports book revenues.

     Operating income rose 20.8% in 1996 to $21.4 million from $17.7 million in 1995. The increases in revenues described above were partially offset by pre-opening costs of $7.1 million related to the opening of The Orleans. Net income declined 66.1%, primarily due to increased interest expense as a result of the issuance of $175.0 million in principal amount of First Mortgage Notes in January 1996. Additionally, the Company had income tax expense of $6.6 million in 1996 (including $2.5 million relating to the recognition of deferred taxes in connection with the change in tax status as a result of the Reorganization), but had no income tax in 1995 since, prior to the Reorganization, the Company's entities reported income as partnerships.

     Gold Coast. Net revenues for the year ended December 31, 1996 increased 7.5% compared to the same period in 1995. Casino revenues increased 10.4% in 1996, primarily due to a 13.0% increase in slot machine revenues which management attributes to an upgrade of slot equipment completed in December 1995. Additionally, race and sports book revenues increased 25% in 1996 due to higher wagering volume. Table games revenues remained relatively flat compared to 1995, with a 4.3 % increase in gross wagering (drop) offset by a slightly lower win percentage. Food and beverage revenues decreased 0.8% in 1996 due to lower customer volume partially offset by higher prices than in 1995. Hotel revenues increased 6.3% primarily due to increased room rates.

     Gold Coast operating income in 1996 increased 61.6% compared to 1995, primarily due to the increased revenues discussed above. As casino revenues increased, casino expenses increased 3.3%, primarily as a result of a 2.3% increase in wages expense and a 9.5% increase in gaming taxes related to the higher casino revenues. Food and beverage expenses decreased 7.0%, primarily due to a 9.9% decrease in cost of sales attributable to lower customer volume which management believes is a result of higher prices and increased competition. Additionally, depreciation and amortization expense decreased 15.1% due to certain items becoming fully depreciated.

     Barbary Coast. Net revenues for the year ended December 31, 1996 increased 12.2% compared to the same period in 1995. Casino revenues increased 12.6%, primarily due to an increase in race and sports book revenues attributable to higher wagering volume. Additionally, slot revenues increased 9.7%, due to higher wagering volume which management believes is due primarily to an upgrade of slot machine equipment and increased promotional activity. Hotel revenues increased 14.8% primarily due to higher room rates.

     Barbary Coast operating income increased to $4.2 million in the year ended December 31, 1996, compared to $246,000 in the same period in 1995, primarily due to the increased revenues discussed above. Casino expenses increased 7.8%, related to the increase in casino revenues. Depreciation and amortization decreased 9.7% due to certain items becoming fully depreciated.

     The Orleans. The Orleans was opened on December 18, 1996. Net revenues for the fourteen days were $6.0 million. Operating income before pre-opening expenses of $7.1 million was $1.3 million.


FISCAL 1995 COMPARED TO 1994

     Consolidated net revenues were $174.8 million for the year ended December 31, 1995, an increase of 1.3% over 1994 revenues of $172.6 million. The increase was primarily due to increased slot, hotel and food and beverage revenues at the Gold Coast.

     Consolidated operating income rose 16.6% to $17.7 million in 1995 compared to $15.2 million in 1994, primarily as a result of the increased revenues discussed above. An increase in casino expenses was offset by a decrease in food and beverage expenses. Net income declined 4.9%, primarily due to an increase in interest expense as a result of the issuance of $11.0 million in notes to former partners of the Barbary Coast in 1994 and of $50.0 million in notes to former partners of the Gold Coast in 1995.

     Gold Coast. Net revenues increased 1.7% in 1995 compared to 1994. Food and beverage revenues increased 4.9%, primarily as a result of higher prices.
An increase in hotel room rates resulted in a 7.2% increase in hotel revenues. Casino revenues increased 0.9% in 1995. A higher hold percentage contributed to an increase of 1.5% in table games revenue, while an increase in wagering volume resulted in a 1.8% increase in slot machine revenues for the year. Race and sports book, poker and keno revenues all declined for the year due to lower wagering volume.

     Gold Coast operating income in 1995 increased 9.3% compared to 1994, primarily due to the 1.7% increase in net revenues discussed above and an increase in operating expenses of only 0.6%. Increased payroll costs as a result of annual raises were largely offset by decreases in food and beverage cost of sales as a result of a focus on more efficient purchasing.

     Barbary Coast. Net revenues for 1995 were unchanged from 1994. Casino revenues decreased slightly while food and beverage, hotel and other operating revenues increased slightly. Casino revenues were $35.3 million in 1995 compared to $35.6 million in 1994. Race book revenue increased 69.6% in 1995 due to a 57.3% increase in wagering. Table games revenues decreased 4.6% due to a slight decrease in table games drop and a slightly lower win percentage. Sports book revenue decreased 45.7% compared to 1994 due to a 23.1% decrease in wagering and a lower win percentage. Slot machine revenues also declined slightly. Food and beverage revenues increased 3.1% due to higher food and beverage prices. Higher hotel room rates contributed to an 11.1% increase in hotel revenues over 1994. Other revenues increased 8.5% over the previous year.

     Operating income increased to $246,000 in 1995, compared to a loss of $1.2 million in 1994. Casino expenses increased 7.4% due to increased race book and table games promotions expenses. The increase in casino expenses was offset by decreases in food and beverage and hotel expenses. Additionally, general and administrative expenses decreased 16.7% due to reduced guaranteed payments to former general partners of the Barbary Coast. Depreciation and amortization expense decreased 11.6% in 1995 as a result of certain assets becoming fully depreciated.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity have consisted of cash provided by operating activities and, until termination of a bank credit facility in January 1996, bank financing. On January 30, 1996, the Company issued $175.0 principal amount of 13% first mortgage notes due 2002 ("First Mortgage Notes"). The net proceeds from the issuance, after deducting discounts and commissions, were approximately $164.1 million. Of that amount, approximately $29.2 million was used by the Company to repay all outstanding indebtedness under the Company's revolving credit facility, which was terminated, $19.3 million was deposited into an escrow account to fund the Company's first two semi-annual interest payments on the First Mortgage Notes, and approximately $114.8 million was applied to the cost of developing The Orleans. The balance of approximately $800,000 was used to pay, in part, the offering expenses of approximately $2.4 million. Additionally, approximately $30 million of equipment for The Orleans was financed through a capital leasing company. The Company is permitted by the Indenture pursuant to which the First Mortgage Notes were issued to borrow up to an additional $20 million for working capital purposes.

     The Company's consolidated cash requirements, in addition to debt service on the First Mortgage Notes and equipment financing, include lease payments for the Orleans and the Barbary Coast (see Note 5 of Notes to Financial Statements), ongoing maintenance capital expenditures at its existing facilities as well as periodic enhancements to those facilities and advances to Coast West for lease payments and other obligations up to a maximum of $8.0 million (see Note 11 of Notes to Financial Statements). Net cash provided by operating activities was approximately $27.0 million for 1996 compared to $22.8 million in 1995. The Company's capital expenditures (exclusive of those associated with the development and construction of The Orleans) for 1996 were approximately $6.2 million, most of which related to normal maintenance capital expenditures. Management expects that maintenance capital expenditures for 1997 will be approximately $7.0 million. The Company has begun construction in the first quarter of 1997 on Phase Two of The Orleans. The project, which is expected to include twelve movie theaters, a child care facility and restaurant and gaming space, is expected to cost approximately $35 million. In addition, the Company has begun construction in the first quarter of 1997 of a new restaurant at the Barbary Coast, estimated to cost $1.3 million. The Company expects to finance the capital projects with existing cash reserves, cash from operations, and, to the extent necessary, debt and/or equity financing. No assurance can be given that cash from operations in combination with cash reserves will be sufficient for the second phase of The Orleans and the Barbary Coast restaurant, or that debt and/or equity financing will be obtainable.

IMPACT OF INFLATION

     Absent changes in competitive and economic conditions or in specific prices affecting the industry, the Company does not expect that inflation will have a significant impact on the Company's operations. Change in specific prices, such as fuel and transportation prices, relative to the general rate of inflation may have a material adverse effect on the hotel and casino industry.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------

     The report of independent accountants, financial statements and financial statement schedule listed in the accompanying index are filed as part of this report. See "Index to Financial Statements."


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ----------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

     The financial statements of the Company for the fiscal years ended December 31, 1993, 1994, 1995 and 1996 were audited by Coopers & Lybrand L.L.P. ("Coopers & Lybrand"), which was first engaged by the Company effective September 6, 1995. Prior to the engagement of Coopers & Lybrand, the firm of Conway, Stuart & Woodbury ("CSW") served as the sole independent accounting firm of the Predecessor Partnerships for purposes of performing audits required under the Nevada gaming laws and bank credit facilities. The change in accountants from CSW to Coopers & Lybrand was made upon the determination of the partners of the Predecessor Partnerships in contemplation of the issuance of the First Mortgage Notes.

     The reports of Coopers & Lybrand with respect to the financial statements of the Company for the fiscal years ended December 31, 1993, 1994, 1995 and 1996 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, other than for a change in accounting principles for marketable securities and for depreciation in 1994. During the fiscal year ended December 31, 1992 and prior to the termination of CSW as the Predecessor's sole independent accounting firm, there were no disagreements between the Predecessor Partnerships and CSW, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of CSW, would have caused it to make reference to the subject matter thereof in connection with any of its reports.

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT.
          ---------------------------------------------------


The following tables set forth the names and ages of the directors and executive officers of the Company, their respective positions and the expiration dates of their respective terms.


                        DIRECTORS AND EXECUTIVE OFFICERS

                                                                                      TERM AS A
                                                                                      DIRECTOR
     NAME                       AGE        POSITION(S) HELD                            EXPIRES

Michael J. Gaughan               54        Director, Chairman of the Board                1997
                                             and Chief Executive Officer

Harlan D. Braaten                46        Director, President and Chief                  1997
                                             Operating Officer

Jerry Herbst                     58        Director, Vice President, Treasurer            1999
                                             and Assistant Secretary

J. Tito Tiberti                  52        Director, Vice President and Secretary         1999

Gage Parrish                     43        Director, Vice President, Chief Financial      1997
                                             Officer and Assistant Secretary

F. Michael Corrigan              61        Director                                       1998

Charles Silverman                64        Director                                       1998

Joseph Blasco                    53        Director                                       1998


MICHAEL J. GAUGHAN. Mr. Gaughan has been a director of the Company since its formation in September 1995 and is the Chairman of the Board and Chief Executive Officer of the Company. He is also a director and Chairman of the Board and Chief Executive Officer of Coast Resorts, Inc. and a director and President of Coast West. Mr. Gaughan was a general partner of the Barbary
Coast Partnership from its inception in 1979 until January 1, 1996, the effective date of the Reorganization. Mr. Gaughan served as the managing general partner of the Gold Coast Partnership from its inception in December 1986 until the effective date of the Reorganization. Mr. Gaughan and Mr. Herbst were the sole shareholders of Gaughan-Herbst, Inc., which was the sole corporate general partner of the Gold Coast Partnership prior to the Reorganization. Mr. Gaughan has been involved in the gaming industry since 1960 and has been licensed as a casino operator since 1967.

     HARLAN D. BRAATEN. Mr. Braaten joined the Company as the President, Chief Financial Officer and a director in October 1995, and was appointed Chief Operating Officer in February 1996. Mr. Braaten is also the President and Chief Operating Officer of Coast Resorts. Prior to joining the Company, Mr. Braaten was employed in various capacities, including the general manager and, most recently, senior vice president treasurer and chief financial officer of Rio Hotel & Casino, Inc. in Las Vegas. From March 1989 to February 1991, Mr. Braaten was vice president, finance of MGM/Marina Hotel and Casino in Las Vegas, Nevada. Prior thereto, from November 1983 to March 1989, Mr. Braaten was property controller for Harrah's in Reno, Nevada. Mr. Braaten has over 18 years of experience in the Nevada gaming market.

     JERRY HERBST. Mr. Herbst has been a director, Vice President, Treasurer and Assistant Secretary of the Company since its formation in September 1995. He is also a director and Vice President, Treasurer and Assistant Secretary of Coast Resorts and of Coast West. Mr. Herbst has been the president of Terrible Herbst Oil Company, an owner and operator of gas stations and car washes, since 1959. Mr. Herbst and Mr. Gaughan were the sole shareholders of Gaughan-Herbst, Inc., which was the sole corporate general partner of the Gold Coast Partnership prior to the effective date of the Reorganization. Mr. Herbst has served as a member of the board of directors of Bank of America since 1977 and of Nevada Power Company since 1990.

      J. TITO TIBERTI. Mr. Tiberti has been a director, Vice President and Secretary of the Company since its formation in September 1995. He is also a director and Vice President and Secretary of Coast Resorts and of Coast West. Mr. Tiberti is the president, a director and a shareholder of, and together with his immediate family controls, J.A. Tiberti Construction Company, Inc. ("Tiberti Construction"), a construction company which served as the general contractor for the construction of The Orleans Hotel and Casino. He has also served as managing partner of The Tiberti Construction Company, a real estate rental and development company, since 1971. The Tiberti Company is the lessor of the real property site for The Orleans. Mr. Tiberti has been involved in the gaming industry for 18 years and was a general partner of the Barbary Coast Partnership prior to the effective date of the Reorganization.

      GAGE PARRISH. Mr. Parrish was named Vice President, Finance, Assistant Secretary and a director of the Company and Coast Resorts in October 1995 and was promoted to Chief Financial Officer in February 1996. Since 1986, he had been the Controller and Chief Financial Officer of the Gold Coast Partnership prior to the effective date of the Reorganization. From 1981 to 1986, Mr. Parrish served as Assistant Controller of the Barbary Coast Partnership. Mr. Parrish is a certified public accountant and has approximately 17 years experience in the gaming industry.

      F. MICHAEL CORRIGAN. Mr. Corrigan was elected as a director of the Company and Coast Resorts effective as of March 1, 1996. Since July 1989, Mr. Corrigan has served as the chief executive officer of Corrigan Investments, Inc., which owns ands manages real estate in Nevada and Arizona. In addition, Mr. Corrigan is the chief executive officer of Corstan, Inc., a mortgage servicing company, and was previously the owner, president and chief operating officer of Stanwell Mortgage, as Las Vegas mortgage company.

      CHARLES SILVERMAN. Mr. Silverman was elected as a director of the Company and Coast Resorts effective as of March 1, 1996. Mr. Silverman is the president and sole stockholder of Yates-Silverman, Inc., which specializes in developing theme-oriented interiors and exteriors and is a leading designer of hotels and casinos. Completed projects of Yates-Silverman, Inc. include New York, New York, Excalibur, Circus Circus, Luxor, the Trump Taj Mahal, Trump Castle, and Atlantic City Showboat. Yates-Silverman, Inc. worked on The Orleans. Mr. Silverman has served as the president of Yates-Silverman, Inc. since its inception in 1971.

      JOSEPH BLASCO. Mr. Blasco was elected as a director of the Company and Coast Resorts effective as of December 16, 1996. Since 1984, Mr. Blasco has been a partner in the real estate development partnership which developed the Spanish Trail community in Las Vegas, a project which includes over 1,200 homes, a 27-hole golf course and a country club. Mr. Blasco is currently involved in building The Centre and The Reserve at Spanish Trail, a mixed use commercial development of office, retail and rental units.

     Directors of the Company who are also employees of the Company or Coast Resorts receive no compensation for service on the Company's Board of Directors or its committees. All other directors receive an annual director's fee of $24,000, payable quarterly in arrears. Directors may also be reimbursed for out-of-pocket expenses incurred in connection with attending Board of Director or committee meetings.

ITEM 11.  EXECUTIVE COMPENSATION.
          -----------------------


     The following table sets forth all compensation earned by or paid by the Predecessor Partnerships and the Company during 1995 and 1996 to each executive officer (the "Named Executive Officers") whose compensation exceeded $100,000 (or would have exceeded $100,000 had such person been employed for the full year), in all capacities in which they served.

                           SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION
                                                      ----------------------      ALL OTHER
NAME AND PRINCIPAL POSITION                    YEAR     SALARY       BONUS      COMPENSATION
---------------------------                    ----   -----------   --------   -------------
Michael J. Gaughan..........................   1996   $300,000      $195,000       $  4,750(3)
   Partner, Gold Coast Partnership and         1995         --            --        628,000(4)
   Barbary Coast Partnership (1995);
   Chairman of the Board and Chief
   Executive Officer of the Company

Harlan D. Braaten...........................   1996   $250,000      $162,500             --
   President and Chief Operating Officer,      1995     34,406(1)         --             --
   the Company(1)

Gage Parrish................................   1996   $150,000      $ 52,500       $  3,040(3)
   Chief Financial Officers, Gold Coast        1995    128,741        25,000          3,840(3)
   Partnership and the Company(2)


(1) Mr. Braaten joined the Company in October 1995 as President and Chief Financial Officer of the Company and Coast Resorts. Mr. Braaten was appointed as Chief Operating Officer of the Company and Coast Resorts in February 1996.

(2) Mr. Parrish served as Vice President, Finance and Controller of the Company and Coast Resorts from September 1995 to February 1996, when Mr. Parrish was named Chief Financial Officer of the Company and Coast Resorts.
(3) The amount reflects matching contributions paid to the Company's 401(k) Profit Sharing Plan and Trust.
(4)   Amounts shown include guaranteed payments paid to Michael J. Gaughan under
      the partnership     agreements of the Barbary Coast Partnership and the
      Gold Coast Partnership. Mr. Gaughan received no compensation from the Predecessor Partnerships except as set forth above, although Mr. Gaughan participated pro rata with the other partners in the distributions made by the Predecessor Partnerships.

CERTAIN EMPLOYMENT ARRANGEMENTS

     The Company has an employment arrangement with Harlan Braaten, President and Chief Operating Officer, pursuant to which Mr. Braaten is entitled to receive a minimum base salary of $250,000. In addition, in the event of a termination of Mr. Braaten's employment other than for failure to comply with Nevada gaming regulations or his arrest on a felony offense, Mr. Braaten will be entitled to receive a severance payment in an amount equal to one year's salary plus any pro rata bonus payment to which he is entitled. Pursuant to the arrangement, in the event Coast Resorts makes an initial public offering of the common stock of Coast Resorts, Mr. Braaten will receive an option to acquire a number of shares of such common stock of Coast Resorts equal to two percent of Coast Resorts common stock issued and outstanding (giving effect to the initial public offering) at the initial public offering price. The option, if granted, will be vested as of the initial public offering date with respect to one-third of the shares covered thereby, and will vest with respect to one-third of the shares covered thereby on each of the first and second anniversaries of the initial public offering. In the event Coast Resorts does not make an initial public offering by December 31, 1997, Mr. Braaten will be paid a one time bonus of $250,000. Mr. Braaten's employment arrangement further provides that if Messrs. Gaughan and Herbst cease to own in the aggregate at least five percent of the outstanding stock of Coast Resorts, then Mr. Braaten will be entitled to receive $250,000 from the Company if he is terminated by the Company within six months after the date on which the collective ownership of Coast Resorts stock by Messrs. Gaughan and Herbst is less than five percent of the outstanding stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Until June 1996, the Company did not have a compensation committee or other committee of the Board of Directors performing equivalent functions. During the fiscal year ended December 31, 1995, the compensation paid to Michael J. Gaughan was determined pursuant to the terms of the partnership agreements of the Predecessor Partnerships. The compensation paid to Messrs. Braaten and Parrish is fiscal years 1995 and 1996 was determined by the Board of the Company. All subsequent and future compensation determinations with respect to the Named Executive Officers will be recommended by the Compensation Committee and voted upon by those members of the Board of Directors who are not Named Executive Officers.

BONUS PLAN

     In fiscal 1996, the Company established a bonus plan designed to reward executive officers and other key employees for their contributions to the Company's business objectives and operating results. Bonuses may be awarded in the discretion of the Board of Directors based upon achievement of financial targets established by the Board of Directors on an annual basis, and generally will be equal to a percentage of the recipient's base salary, depending on the target achieved.




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------------------------------------


  All of the outstanding capital stock of the Company is owned by its parent company, Coast Resorts, Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------


  The Barbary Coast Partnership has from time to time borrowed funds from Exber, Inc., a Nevada corporation (Exber) which owns the El Cortez Hotel & Casino. Exber is controlled by Jackie Gaughan, Michael J. Gaughan's father. Jackie Gaughan, Jr., Michael J. Gaughan's brother, serves on the Board of Directors of Exber. Until her death in November, 1996, Roberta Gaughan, Michael J. Gaughan's mother, also served on the Board of Directors of Exber.

  Irving Kenneth Epstein, a shareholder of Coast Resorts and a Vice President of the Company, is a shareholder of Exber. Michael J. Gaughan has no ownership interest in Exber. In February 1991, the Barbary Coast Partnership borrowed $7.5 million from Exber, the proceeds of which were used to purchase slot machines and for working capital purposes. The Barbary Coast Partnership repaid all outstanding principal and interest on such indebtedness in January 1995. Also in January 1995, the Barbary Coast borrowed an additional $3.0 million from Exber (the "1995 Exber Loan"). The proceeds from the 1995 Exber Loan were used to purchase slot machines, to refinance approximately $465,000 outstanding under the 1991 indebtedness and for working capital purposes. The 1995 Exber Loan bears interest at the reference rate as announced by Bank of America Nevada, and is payable in monthly installments of $175,000. At December 31, 1996, nothing was owed to Exber, Inc. During the fiscal year ended December 31, 1996, the Company paid to Exber total principal of approximately $1.3 million and interest of approximately $37,000.

  In addition, Exber provided laundry services to the Gold Coast and Barbary Coast. The Company terminated its laundry services contract with Exber effective October 31, 1996. During the fiscal year ended December 31, 1996, the Company incurred total expenses payable to Exber of approximately $864,000.

  In July 1995, the Barbary Coast Partnership borrowed an aggregate amount of $1.5 million from Michael J. Gaughan which is evidenced by demand promissory notes. The proceeds of the demand notes were used by the Barbary Coast Partnership for working capital purposes. The demand notes accrued interest at 6% per annum, commencing August 1, 1995, and were payable on demand. The demand notes were assumed by Coast Resorts in the Reorganization and exchanged for 14,118 shares of Coast Resorts Common Stock. See "The Reorganization."

  The Company maintains numerous racetrack dissemination contracts with Las Vegas Dissemination Company, Inc. ("LVD"). John Gaughan, Michael J. Gaughan's son, is the president and sole shareholder of LVD. LVD provides certain dissemination and pari-mutuel services to the Gold Coast, Barbary Coast and The Orleans. LVD has been granted a license by the Nevada Gaming Authorities to disseminate live racing for those events and tracks for which it contracts and has been granted the exclusive right to disseminate all pari-mutuel services and race wire services in the State of Nevada. Under these dissemination contracts, the Company pays to LVD an average of 3% of the wagers accepted for races held at the racetracks covered by the respective contracts. The Company also pays to LVD a monthly fee for race wire services. For the fiscal year ended December 31, 1996, the Company incurred expenses payable to LVD of approximately $889,000. The terms on which such services are provided are regulated by the Nevada Gaming Authorities.

  Tiberti Construction served as the general contractor for the original construction of the Gold Coast and for certain expansions thereof, and for the original construction of the Barbary Coast and all expansions thereof. Tiberti Construction was also the general contractor for the construction of The Orleans. Tiberti Construction entered into a guaranteed maximum price contract with the Company for the construction of buildings and site improvements for a price not to exceed $100.0 million. This amount was subsequently modified by the parties to $112.5 million. Additionally, Tiberti Construction is the general contractor for the phase two construction at The Orleans. J. Tito Tiberti owns approximately 6.7% of the outstanding common stock of Coast Resorts, and is a director, Vice President and Secretary of the Company and Coast Resorts and a director of Coast West. Mr. Tiberti is the president, a director and shareholder of, and together with his immediate family members, controls Tiberti Construction. For the year ended December 31, 1996, the Company incurred expenses payable to Tiberti Construction of approximately $80,346,000.

  The Company has entered into a lease with The Tiberti Company, a Nevada general partnership, with respect to the real property on which The Orleans is located. Mr. Tiberti, a director of the Company and a director and shareholder of Coast Resorts, is the managing partner of The Tiberti Company. For the fiscal year ended December 31, 1996, the Company paid rental expenses to The Tiberti Company of approximately $3,021,000.

  Michael J. Gaughan, Franklin Toti and Leo Lewis are the owners of LGT Advertising, which serves as the advertising agency for the Gold Coast, the Barbary Coast and The Orleans. LGT Advertising purchases advertising for the Company's casinos from third parties and passes any discounts directly through to the Company. LGT Advertising receives no compensation or profit for such activities, and invoices the Company for actual costs incurred. LGT Advertising uses the Company's facilities and employees in rendering its services, but does not pay any compensation to the Company for such use. None of Messrs. Gaughan, Toti or Lewis receives any compensation from LGT Advertising. For the fiscal year ended December 31, 1996, the Company incurred expenses payable to LGT Advertising of approximately $3,759,000.

  The Company leased the main sign at the Barbary Coast from Desert Ltd., a Nevada general partnership. Michael J. Gaughan, J. Tito Tiberti and Franklin Toti own 50%, 25% and 25%, respectively, of Desert Ltd. The lease provides for monthly rental payments of $13,700 through July 1998. The lease also provided the Company with an option to purchase the sign at any time prior to the end of the lease term or within thirty days thereafter for a purchase price equal to its fair market value. For the fiscal year ended December 31, 1996, the Company incurred expenses payable to Desert Ltd. of approximately $30,000. The lease was paid off in 1996.

  The Company has purchased certain of its equipment and inventory for its respective operations from RJS, a Nevada corporation that is owned by Michael J. Gaughan's father and Steven Delmont, the Company's restaurant manager ("RJS"). RJS invoices the Company for actual costs incurred. For the fiscal year ended December 31, 1996, the Company incurred expenses payable to RJS of approximately $4,075,000.

  Michael J. Gaughan is the majority shareholder of Nevada Wallboards, Inc., a Nevada corporation ("Nevada Wallboards"), which prints wallboards and parlay cards for the use in the Company's race and sports books. Mr. Gaughan receives no compensation from Nevada Wallboards. The Company expects to continue to purchase wallboards and parlay cards from Nevada Wallboards. For the fiscal year ended December 31, 1996, the Company incurred expenses payable to Nevada Wallboards of approximately $145,000.

  Charles Silverman, a director of the Company and Coast Resorts, is the president of Yates-Silverman, Inc., which served as the designer of The Orleans. For the fiscal year ended December 31, 1996, the Company incurred expenses payable to Yates-Silverman of $508,000.

  The foregoing transactions are believed to have been on terms no less favorable to the Company than could have been obtained from unaffiliated third parties and were approved by a majority of the disinterested directors of the Company. Any future transactions between the Company and its officers, directors, principal shareholders or affiliates will be on terms no less favorable to the Company than may be obtained from unaffiliated third parties, and will be approved by a majority of the disinterested directors of the Company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.
          ------------------------------------------------------------------
(a)  Financial Statements, Financial Statement Schedules, and Exhibits
1.   Financial Statements Index
     A.  Coast Hotels and Casinos, Inc.


Report of Independent Accountants............................................................................33
Audited Financial Statements
 Balance Sheets as of December 31, 1995 and 1996.............................................................34
 Statements of Income for the years ended December 31, 1994, 1995 and 1996...................................35
 Statements of Stockholder's Equity for the years ended December 31, 1994, 1995 and 1996.....................36
 Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996...............................37
Notes to Financial Statements................................................................................38

     B.  Coast Resorts, Inc. (Parent Company Only)
Report of Independent Accountants............................................................................58
Audited Financial Statements
 Balance Sheets as of December 31, 1995 and 1996.............................................................59
 Statements of Income for the years ended December 31, 1994,  1995 and 1996..................................60
 Statements of Stockholders' Equity for the years ended December 31, 1994, 1995 and 1996.....................61
 Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996...............................62
Notes to Financial Statements................................................................................63

     C.  Coast West, Inc.
Report of Independent Accountants............................................................................68
Audited Financial Statements
      Balance Sheets as of December 31, 1995 and 1996........................................................69
       Statements of  Loss Incurred During the Development Stage for the period September
       29, 1995 (the date of inception) through December 31, 1995 and for the year ended
       December 31, 1996 and for the period September 29, 1995 (the date of inception)
       through December 31, 1996.............................................................................70
      Statements of Stockholders' Equity (Deficiency) for the period September 29, 1995
       (the date of inception) through December 31, 1995 and for the year ended
       December 31, 1996.....................................................................................71
      Statements of Cash Flows  for the period September 29, 1995 (the date of inception)
       through December 31, 1995 and for the year ended December 31, 1996 and for the period September 29, 1995 (the date of inception) through December 31, 1996...........................72
      Notes to Financial Statements..........................................................................73
2.  Financial Statement Schedules Index
      A.  Coast Hotels and Casinos, Inc. -- Valuations and Qualifying Accounts...............................78
      B.  Coast West, Inc., II -- Valuations and Qualifying Accounts.........................................79
3.  Exhibit Index

                                 EXHIBIT INDEX


Exhibit Number     Description of Exhibit

*2.1 Agreement and Plan of Reorganization dated as of September 29, 1995, among Coast Resorts, Inc., the Gold Coast Hotel and Casino, a Nevada limited partnership, the Barbary Coast Hotel and Casino, a Nevada general partnership, and Gaughan-Herbst, Inc., a Nevada corporation

**2.2 Supplement to Agreement and Plan of Reorganization dated as of December 22, 1995, among Coast Resorts, Inc., the Gold Coast Hotel and Casino, a Nevada limited partnership, the Barbary Coast Hotel and Casino, a Nevada general partnership, and Gaughan-Herbst, Inc., a Nevada corporation

*3.1               Articles of Incorporation of Coast Resorts, Inc.

*3.2               Bylaws of Coast Resorts, Inc.

***10.1 Indenture dated as of January 30, 1996, among Coast Hotels and Casinos, Inc., the Guarantors, and American Bank National Association, as Trustee.

***10.2 Registration Rights Agreement dated as of January 30, 1996 among Coast Hotels and Casinos, Inc., the Guarantors, and Bear, Stearns & Co. Inc. and BA Securities, Inc.

***10.3            Form of Note (included in Exhibit 4.1)

***10.4            Note Guarantee of Coast Resorts, Inc.

***10.5            Note Guarantee of Coast West, Inc.

***10.6 Leasehold Deed of Trust, Assignment of Rents, Leases and Security Agreement dated January 30, 1996 of Coast Hotels and Casinos, Inc.

***10.7 Leasehold Deed of Trust, Assignment of Rents, Leases and Security Agreement dated January 30, 1996 of Coast West, Inc.

***10.8            Security Agreement dated January 30, 1996 (Coast Hotels and
                   Casinos, Inc.)

***10.9            Security Agreement dated January 30, 1996 (Coast West, Inc.)

***10.10 Stock Pledge and Security Agreement dated January 30, 1996 (Coast Resorts, Inc.)

***10.11           Disbursement and Escrow Agreement dated January 30, 1996

***10.12           Pledge and Escrow Agreement dated January 30, 1996

***10.13           Collateral Assignment of Contracts dated January 30, 1996

***10.14           Escrow Agreement dated January 30, 1996

***10.15 Unsecured Environmental Indemnification Agreement (Coast Hotels and Casinos, Inc.)

***10.16           Unsecured Environmental Indemnification Agreement (Coast
                   West, Inc.)

***10.17           Tax Sharing Agreement dated as of January 30, 1996

***10.18 Agreement Between Owner and Contractor dated as of January 24, 1996, between J.A. Tiberti Construction Co., Inc. and Coast Hotels and Casinos, Inc.

*10.19 Ground Lease dated as of October 1, 1995, between The Tiberti Company, a Nevada general partnership, and Coast Hotels and Casinos, Inc. (as successor of Gold Coast Hotel and Casino, a Nevada limited partnership)

*10.20 Lease Agreement dated May 1, 1992, by and between Empey Enterprises, a Nevada general partnership, as lessor, and the Barbary Coast Hotel & Casino, a Nevada general partnership, as lessee

*10.21 Ground Lease Agreement dated October 28, 1994 by and among 21 Stars, Ltd., a Nevada limited liability company, as landlord, Barbary Coast Hotel & Casino, a Nevada general partnership, as tenant, Wanda Peccole, as successor trustee of the Peccole 1982 Trust dated February 15, 1982 ("Trust), and The William Peter and Wanda Ruth Peccole Family Limited Partnership, a Nevada limited partnership ("Partnership"), and, together with Trust, as owner, as amended

***10.22 Form of Subordination Agreement with former Gold Coast partners that hold Subordinated Notes

*10.23 Lease dated as of November 1, 1982, by and between Nevada Power Company, a Nevada Corporation as landlord, and Barbary Coast Hotel and Casino, a Nevada general partnership

*10.24 Leasehold Deed of Trust, Assignment of Rents and Security Agreement dated February 13, 1991, by and between the Barbary Coast Hotel and Casino, a Nevada general partnership, First American Title Company of Nevada, and Exber, Inc., a Nevada corporation

*16                Letter re Change in Certifying Accountant

*21                List of Subsidiaries of Coast Resorts, Inc.

27                 Financial Data Schedule

* Previously filed as an exhibit to the Registrant's Form 10 General Form For Registration of Securities, as amended, originally filed on October 3, 1995 (the "Registration Statement")

** Previously filed as an exhibit to Amendment No. 2 to the Registration Statement, filed on January 12, 1996

*** Previously filed as an exhibit to Coast Resorts' Annual Report on Form 10-K for the year ended December 31, 1995


(b)  Reports on Form 8-K

     The Company filed no Reports on Form 8-K during the last quarter of the 1996 fiscal year.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of Nevada, on March 31, 1997.

                              COAST HOTELS AND CASINOS, INC.


                                    /s/  MICHAEL J. GAUGHAN
                              By:   _________________________
                                      Michael J. Gaughan
                                      Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                            DATE
-----------------------------    -----------------------------    -----------
/s/   MICHAEL J. GAUGHAN         Chairman of the Board of         March 31, 1997
-----------------------------    Directors and Chief Executive
Michael J. Gaughan                Officer (Principal Executive
                                            Officer)

/s/   GAGE PARRISH               Director and Chief Financial     March 31, 1997
-----------------------------    Officer
Gage Parrish                     (Principal Financial and
                                 Accounting Officer)

/s/   HARLAN D. BRAATEN          Director                         March 31, 1997
-----------------------------
Harlan D. Braaten

/s/   JERRY HERBST               Director                         March 31, 1997
-----------------------------
Jerry Herbst

/s/   J. TITO TIBERTI            Director                         March 31, 1997
-----------------------------
J. Tito Tiberti

/s/   CHARLES SILVERMAN          Director                         March 31, 1997
-----------------------------
Charles Silverman

/s/   MICHAEL CORRIGAN           Director                         March 31, 1997
-----------------------------
Michael Corrigan

/s/   JOSEPH A. BLASCO           Director                         March 31, 1997
-----------------------------
Joseph A. Blasco

                         INDEX TO FINANCIAL STATEMENTS

                         COAST HOTELS AND CASINOS, INC.

Report of Independent Accountants............................................................................................   33

Balance Sheets of Coast Hotels and Casinos, Inc. as of December 31, 1995 and 1996............................................   34

Statements of Income of Coast Hotels and Casinos, Inc. for the years ended December 31, 1994, 1995
      and 1996...............................................................................................................   35

Statements of Stockholder's Equity of Coast Hotels and Casinos, Inc. for the years ended December 31,  1994, 1995 and 1996...   36

 Statements of Cash Flows of Coast Hotels and Casinos, Inc. for the years ended December 31, 1994,
      1995 and 1996..........................................................................................................   37

Notes to Financial Statements................................................................................................   38

                   COAST RESORTS, INC. (PARENT COMPANY ONLY)

Report of Independent Accountants............................................................................................   58

Balance Sheets of Coast Resorts, Inc. (parent company only) as of December 31, 1995 and 1996.................................   59

Statements of Income of Coast Resorts, Inc. (parent company only) for the years ended December 31, 1994, 1995 and 1996.......   60

Statements of Stockholders' Equity of Coast Resorts, Inc. (parent company only) for the years ended
   December 31, 1994, 1995 and 1996..........................................................................................   61

Statements of Cash Flows of Coast Resorts, Inc. (parent company only) for the years ended December 31,
   1994, 1995 and 1996.......................................................................................................   62

Notes to Financial Statements................................................................................................   63

                                COAST WEST, INC.

Report of Independent Accountants............................................................................................   68

Balance Sheets of Coast West, Inc. as of December 31, 1995 and 1996..........................................................   69

Statements of Loss Incurred During the Development State of Coast  West, Inc. for the period  September 29, 1995 (the date of inception) through December 31, 1995 and for the year ended December 31, 1996 and  for the period September 29, 1995 (the
date of inception) through December 31, 1996.................................................................................   70

Statements of Stockholder's Equity (Deficiency) of Coast West, Inc. for the period September 29, 1995 (the date of inception)
through December 31, 1995 and for the year ended December 31, 1996...........................................................   71

Statements of Cash Flows of Coast West, Inc. for the period September 29,1995 (the date of inception) through December 31,
1995 and for the year ended December 31, 1996 and for the period September 29, 1995 (the date of inception) through
December 31, 1996...........................................................................................................    72

Notes to Financial Statements...............................................................................................    73

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Directors and Stockholder of
Coast Hotels and Casinos, Inc.

  We have audited the financial statements and financial statement schedule of Coast Hotels and Casinos, Inc. (a Nevada corporation and a wholly owned subsidiary of Coast Resorts, Inc.) as listed in item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coast Hotels and Casinos, Inc. as of December 31, 1995 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

  As more fully explained in Note 2, the Company changed its method of accounting for marketable securities and depreciation in 1994.



COOPERS & LYBRAND L.L.P.

Las Vegas, Nevada
February 21, 1997

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1996
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                     ASSETS

                                             1995        1996
                                           ---------------------
CURRENT ASSETS:

 Cash and cash equivalents (including       $ 14,539    $ 61,555
  $8,186 restricted, 1996)
 Accounts Receivable, less allowance
  for doubtful..........................
    accounts of $374 (1995) and $379
     (1996).............................       1,990       3,659
 Inventories............................       4,079       6,364
 Due from affiliates....................          --         631
 Refundable income taxes................          --         645
 Prepaid expenses and other.............       2,427       6,787
                                           ---------------------
   TOTAL CURRENT ASSETS.................      23,035      79,641
PROPERTY AND EQUIPMENT, Net.............     125,012     286,025
OTHER ASSETS............................       4,169       6,680
                                           ---------------------
                                            $152,216    $372,346
                                           =====================

     LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
 Accounts payable.......................    $  6,507    $ 13,479
 Accrued liabilities....................      16,308      23,864
 Construction accounts payable..........          --      23,517
 Current portion of long-term debt......       1,591       6,781
                                           ---------------------
   TOTAL CURRENT LIABILITIES............      24,406      67,641
LONG-TERM DEBT, less current portion....      83,357     195,764
DEFERRED INCOME TAXES...................          --       5,686
DEFERRED RENT...........................       1,119       2,577
                                           ---------------------

TOTAL LIABILITIES.......................     108,882     271,668
                                           ---------------------

COMMITMENTS AND CONTINGENCIES...........
STOCKHOLDER'S EQUITY:
 Common Stock, $1.00 par value, 25,000
  shares authorized,
  1,000 shares issued and outstanding...           1           1
 Additional paid-in capital.............      38,239      95,858
 Retained earnings......................       5,094       4,819
                                           ---------------------
   TOTAL STOCKHOLDER'S EQUITY...........      43,334     100,678
                                           ---------------------
                                            $152,216    $372,346
                                           =====================

   The accompanying notes are an integral part of these financial statements.

                  COAST HOTELS AND CASINOS, INC.
        (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                       STATEMENTS OF INCOME
       FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                      (DOLLARS IN THOUSANDS)




                                              1994         1995         1996
                                            --------     --------     --------
OPERATING REVENUES:
     Casino.............................    $129,086     $129,675     $148,509
     Food and Beverage..................      36,824       38,468       39,517
     Hotel..............................      12,232       13,233       14,700
     Other..............................       9,386        9,968       10,635
                                        --------------------------------------
        GROSS OPERATING REVENUES........     187,528      191,344      213,361
     Less: promotional allowances.......     (14,955)     (16,588)     (17,374)
                                        --------------------------------------
        NET OPERATING REVENUES..........     172,573      174,756      195,987
                                        --------------------------------------

OPERATING EXPENSES:
     Casino.............................      65,376       67,782       72,849
     Food and beverage..................      34,461       31,242       30,768
     Hotel..............................       6,934        6,692        6,921
     Other..............................       8,257        8,537        8,025
     General and administrative.........      32,940       34,686       41,057
     Pre-opening expenses...............          --           --        7,125
     Guaranteed payments to former
      partners..........................       2,672          858           --
     Depreciation and amortization......       6,766        7,280        7,883
                                        --------------------------------------
        TOTAL OPERATING EXPENSES........     157,406      157,077      174,628
                                        --------------------------------------
        OPERATING INCOME................      15,167       17,679       21,359
                                        --------------------------------------

OTHER INCOME (EXPENSES):
     Interest expense:
          Related parties...............        (169)      (3,126)        (160)
          Other.........................        (176)        (760)     (22,076)
     Interest income....................         118          106        4,791
     Interest capitalized...............          --          235        7,464
     Gain on disposal of equipment......          23           92           58
                                        --------------------------------------
        TOTAL OTHER INCOME (EXPENSES)...        (204)      (3,453)      (9,923)
                                        --------------------------------------
NET INCOME BEFORE INCOME TAXES..........      14,963       14,226       11,436

PROVISION FOR INCOME TAXES..............          --           --        6,617
                                        --------------------------------------
NET INCOME..............................    $ 14,963     $ 14,226     $  4,819
                                        ======================================
UNAUDITED PRO FORMA DATA (reflecting
        reorganization change in tax
        status):
     Provision for income taxes.........       5,251        4,979        4,117
                                        --------------------------------------
       Net income.......................    $  9,712     $  9,247     $  7,319
                                        ======================================

   The accompanying notes are an integral part of these financial statements.

                        COAST HOTELS AND CASINOS, INC.
              (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                      STATEMENTS OF STOCKHOLDER'S EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996
                            (DOLLARS IN THOUSANDS)





                                                 Common Stock
                                                 ------------            Additional      Unrealized       Retained
                                           Shares             Amount   Paid-In Capital   Gains(Losses)    Earnings    Total
                                        --------------------------------------------------------------------------------------
Balance at January 1, 1994..............    1,000                $1       $ 81,774         $ 27           $ 16,853    $ 98,655
  Net income............................                                                                    14,963      14,963
 Change in unrealized gains (losses)
   on marketable securities.............                                                    (14)                           (14)
 Distributions to former partners.......                                   (11,000)                        (14,823)    (25,823)
                                        --------------------------------------------------------------------------------------
Balances at December 31, 1994...........    1,000                 1         70,774           13             16,993      87,781
 Net income.............................                                                                    14,226      14,226
 Change in unrealized gains (losses)
   on marketable securities.............                                                    (13)                           (13)
 Distributions to former partners.......                                   (32,535)                        (26,125)    (58,660)
                                        --------------------------------------------------------------------------------------
Balances at December 31, 1995...........    1,000                 1         38,239           --              5,094      43,334
 Exchange of notes payable of
   subsidiary for common stock..........                                    52,525                                      52,525
 Reclassification of undistributed
   earnings to additional paid-in
    capitalupon termination of
    partnership status..................                                     5,094                          (5,094)         --
 Net income.............................                                                                     4,819       4,819
                                        -----------        ---------    -----------    ------------     -----------  ---------
Balances at December 31, 1996...........    1,000                $1       $ 95,858         $ --           $  4,819    $100,678
                                        ======================================================================================

   The accompanying notes are an integral part of these financial statements.

                        COAST HOTELS AND CASINOS, INC.
              (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                            (DOLLARS IN THOUSANDS)

                                               1994        1995         1996
                                        ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income.........................   $ 14,963    $ 14,226    $   4,819
                                           --------    --------    ---------
     ADJUSTMENTS TO RECONCILE NET
      INCOME TO NET CASH
       PROVIDED BY OPERATING ACTIVITIES:
          Depreciation and amortization.      6,766       7,280        7,883
          Provision for bad debts.......        452         911        2,153
          Gain on disposal of equipment         (23)        (92)         (58)
           and securities...............
          Deferred income taxes.........         --          --        4,162
          Amortization or original issue
           discount.....................         --          --          497
          (Increase) decrease in
           operating assets:
             Accounts receivable........       (163)       (267)      (1,608)
             Income tax receivable......         --          --         (645)
             Inventories................       (553)        854       (2,286)
             Prepaid expenses and other        (461)         85       (1,395)
              assets....................
          Increase (decrease) in
           operating liabilities:
             Accounts payable...........        868      (1,057)       5,952
             Accrued expenses...........        723         901        7,559
                                           --------    --------    ---------
               TOTAL ADJUSTMENTS........      7,609       8,615       22,214
                                           --------    --------    ---------
               NET CASH PROVIDED BY          22,572      22,841       27,033
                OPERATING ACTIVITIES....   --------    --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures...............     (5,514)    (32,187)    (125,722)
     Proceeds from sale of equipment            160         219           20
      and securities....................
     Issuance of notes receivable.......       (500)         --           --
     Principal payment from notes               345          --           --
      receivable........................   --------    --------    ---------
               NET CASH USES BY
                INVESTING ACTIVITIES....     (5,509)    (31,968)    (125,702)
                                           --------    --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings under
      bank lines of credit..............      6,250      26,941        1,045
     Principal payments on bank lines
      of credit.........................     (4,100)     (4,000)     (29,200)
     Proceeds from issuance of
      long-term debt and capital leases,
         net of discounts and
         commissions................             --       4,500      179,570
     Principal payments on long-term
      debt..............................     (2,211)    (10,413)      (1,826)
     Advances to affiliates.............         --        (500)      (2,568)
     Payments for debt issue costs......         --      (1,169)      (1,336)
     Distributions to former partners...    (14,823)     (8,660)          --
                                           --------    --------    ---------
               NET CASH PROVIDED BY
                (USED IN)
                 FINANCING ACTIVITIES...    (14,884)      6,699      145,685
                                           --------    --------    ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                             2,179      (2,428)      47,016
CASH AND CASH EQUIVALENTS, at beginning
 of year................................     14,788      16,967       14,539
                                           --------    --------    ---------
CASH AND CASH EQUIVALENTS, at end of
 year...................................   $ 16,967    $ 14,539    $  61,555
                                           ========    ========    =========

   The accompanying notes are an integral part of these financial statements.

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--BACKGROUND INFORMATION AND BASIS OF PRESENTATION

 Background Information

  Coast Hotels and Casinos, Inc. (the "Company") is a Nevada corporation and a wholly owned subsidiary of Coast Resorts, Inc. ("Coast Resorts"), which is also a Nevada corporation. The Company was formed in September 1995 and owns and operates the following hotel-casinos in Las Vegas, Nevada:

   - Gold Coast Hotel and Casino, located approximately one mile west of the Las Vegas Strip on Flamingo Road.

   - Barbary Coast Hotel and Casino, which is located on the Las Vegas Strip.

   - The Orleans Hotel and Casino which is located approximately one mile west of the Las Vegas Strip on Tropicana Avenue. The Orleans opened for business on December 18, 1996.

  Prior to the Reorganization described below, the existing hotel-casinos had previously been operated independently by Gold Coast Hotel and Casino, a Nevada limited partnership organized in 1986 ("Gold Coast") and Barbary Coast Hotel and Casino, a Nevada partnership organized in 1979 ("Barbary Coast").

  On January 1, 1996, the partners of Gold Coast and Barbary Coast (the "Predecessor Partnerships") completed a reorganization (the "Reorganization") with Coast Resorts. Coast Resorts was formed in September 1995 for the purpose of effecting such Reorganization of the Predecessor Partnerships. Coast Resorts, Gold Coast and Barbary Coast were all related through common ownership and management control.

  In the Reorganization, the partners of the Predecessor Partnerships each transferred to Coast Resorts, by assignment or through the merger of Gaughan-Herbst, Inc., a Nevada corporation, the sole general partner of the Gold Coast, their respective partnership interests in the Predecessor Partnerships in exchange for an aggregate of 1,000,000 shares of common stock, par value $.01 per share, of Coast Resorts. The partners of the Gold Coast (or their principals) received in the aggregate 65% of such shares of common stock of Coast Resorts, and the partners of the Barbary Coast received in the aggregate 35% of such shares. The shares of common stock were issued to the respective partners (or their principals) of each such Predecessor Partnership based upon such partners' pro rata interests in such Predecessor Partnership.

  Concurrently with the exchange of the partners' interests in the Predecessor Partnerships and the merger of Gaughan-Herbst, Inc. into Coast Resorts, Coast Resorts became the sole partner of each of the Predecessor Partnerships, and each Predecessor Partnership dissolved and terminated. Immediately upon such dissolution and termination, all of the assets and liabilities of the Predecessor Partnerships became the assets and liabilities of Coast Resorts. Coast Resorts immediately contributed to the Company all of the assets of the Predecessor Partnerships other than those relating to a certain ground lease (the "Coast West Lease"), which Coast Resorts contributed to Coast West Inc., another wholly-owned subsidiary of Coast Resorts ("Coast West"). In addition, the Company assumed, jointly and severally with Coast Resorts, all of the liabilities of the Predecessor Partnerships other than (i) obligations under a portion of the subordinated notes payable to former partners and $1,500,000 principal amount of demand notes payable to a related party which were retained by Coast Resorts and were exchanged for shares of Coast Resorts Common Stock (as defined below), and (ii) those liabilities incident to the Coast West Lease, and Coast West

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--BACKGROUND INFORMATION AND BASIS OF PRESENTATION--(CONTINUED)

assumed jointly and severally with Coast Resorts, all of the liabilities of the Predecessor Partnerships incident to the Coast West Lease.

  Coast Resorts retained the liability for an aggregate principal amount of $51,025,000 in notes payable to former partners and retained the liability for $1,500,000 relating to demand notes due to a related party (the "Exchange Liabilities"). On January 16, 1996, the Exchange Liabilities were exchanged for 494,353 shares of common stock, par value $.01 per share, of Coast Resorts (the "Coast Resorts Common Stock"), based upon management's estimate of the fair market value of such common stock.

  As a result of the Reorganization, the former partners of the Predecessor Partnerships (or their principals) own all of the issued and outstanding shares of capital stock of Coast Resorts, Coast Resorts owns all of the issued and outstanding capital stock of the Company and Coast West, and the Company and Coast West own and have assumed in the aggregate all of the assets and liabilities of the Predecessor Partnerships (other than the Exchange Liabilities that were exchanged for Coast Resorts Common Stock). Thereafter, the Company and Coast West will carry on the prior business operations of the Predecessor Partnerships.

  Coast West plans to hold the Coast West Lease for future development. Coast West has had no source of income since its inception in September 1995. The Company has agreed to provide Coast West with advances sufficient to make payments on the Coast West Lease, as more fully explained in Note 11.

 Basis of Presentation

  Gold Coast and Barbary Coast historically operated under a high degree of common control. The former Managing General Partner of Gold Coast was also a general partner, and the principal manager, of Barbary Coast. Due to the common control of Gold Coast and Barbary Coast and the continuation of ownership by the former partners, the Reorganization was accounted for as a reorganization of entities under common control. Accordingly, the financial statements of the Company for all periods are presented as if the Reorganization occurred at the beginning of the earliest period presented and include the accounts of all entities involved on a historical cost basis, in a manner similar to a pooling of interests.

  The accompanying financial statements reflect the Exchange Liabilities as obligations of the Company at December 31, 1995, as the exchange for Coast Resorts Common Stock had not yet occurred. The exchange was accounted for subsequent to the completion of the Reorganization, through an increase in additional paid-in capital from Coast Resorts to the Company in 1996 in the amount of $52,525,000, reflecting the historical cost basis of the Exchange Liabilities.

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories

  Inventories, which consist primarily of food and beverage, liquor store, and gift shop merchandise, are valued at the lower of cost (first-in, first-out) or market value except for the base stocks of bar glassware and restaurant china which are stated at original cost with subsequent replacements charged to expense.

Original Issue Discount and Debt Issue Costs

  Original issue discount is amortized over the life of the related indebtedness using the effective interest method. Costs associated with the issuance of debt are deferred and amortized over the life of the related indebtedness also using the effective interest method.

Property, Equipment and Depreciation

  Property and equipment are stated at cost. Expenditures for additions, renewals and betterments are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income. Depreciation is computed by the straight-line method over the estimated useful lives of property and equipment, which range from 5 to 15 years for equipment and up to 40 years for buildings and improvements.

  During 1994, the Company changed its method of accounting for depreciation for property and equipment, to compute depreciation on the straight-line method. The Company had used accelerated depreciation methods for computing depreciation prior to such change. Although both methods are considered generally acceptable, the straight-line method is more prevalent in the gaming industry and is considered by management to therefore be preferable. The change in accounting has been retroactively reflected in the Company's financial statements.

Pre-opening and related promotional expense

  Costs associated with the opening of new hotel-casinos, including personnel, training, certain marketing and other costs, are capitalized and charged to expense over management's estimate of the period of economic benefit associated with such costs. Management believes that such period, with respect to major hotel-casinos, is within one fiscal quarter of the date of opening.

Advertising Costs

  Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Capitalized advertising costs were immaterial at December 31, 1995 and 1996. Advertising expense was approximately $3,669,000, $4,281,000 and $3,759,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

 Marketable Securities

  During the year ended December 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS 115 resulted in an increase in stockholders' equity of approximately $27,000 to reflect a net unrealized holding gain at the beginning of the year.

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO FINANCIAL STATEMENTS-- (CONTINUED)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Marketable equity securities have been categorized as available for sale and as a result are stated at fair value, as determined by market quotations on a national stock exchange. Realized gains and losses are charged to income while unrealized holding gains and losses are included as a component of stockholder's equity until realized. No marketable securities were outstanding as of December 31, 1995 and 1996.

Casino Revenue

  In accordance with common industry practice, the Company recognizes as casino revenue the net win from gaming activities which is the difference between amounts wagered and amounts paid to winning patrons.

Deferred Revenue
  Wagers received on all sporting events are recorded as a liability until the final outcome of the event when the payoffs, if any, can be determined.

Progressive Jackpot Payouts

  The Company has a number of progressive slot machines, progressive poker games and a progressive keno game. As coins are played on the progressive slot machines, the amount available to win increases, to be paid out when the appropriate jackpot is hit. The keno game and poker game payout also increases with the amount of play, to be paid out when hit. In accordance with common industry practice, the Company has recorded the progressive jackpot as a liability with a corresponding charge against casino revenue.

Promotional Allowances

  The retail value of hotel accommodations and food and beverage items provided to customers without charge is included in gross revenues and then deducted as promotional allowances, to arrive at net revenues.

  The estimated cost of providing these complimentary services is as follows:

                                                   DECEMBER 31,
                                           ----------------------------
                                            1994      1995       1996
                                           -------   -------   --------
                                                  (IN THOUSANDS)
      Hotel.............................   $ 1,350   $ 1,426    $ 1,804
      Food and beverage.................    14,465    14,704     14,725
                                           -------   -------    -------
      Total cost of promotional            $15,815   $16,130    $16,529
       allowances.......................   =======   =======    =======


                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The cost of promotional allowances has been allocated to expense as follows:

                                                    DECEMBER 31,
                                           ------------------------------
                                             1994       1995       1996
                                           --------   --------   --------
                                                   (IN THOUSANDS)
Casino..................................    $14,693    $15,232    $15,361
Other                                         1,122        898      1,168
 ........................................    -------    -------    -------
                                            $15,815    $16,130    $16,529
                                            =======    =======    =======

Slot Club Promotion

  The Company has established promotional slot clubs to encourage repeat business from frequent and active slot customers. Members in the clubs earn points based on slot activity accumulated in the members' account. Points can be redeemed for certain consumer products (typically household appliances), travel, and food and beverage. The Company accrues for slot club points expected to be redeemed in the future based on the average cost of items expected to be redeemed.

Income Taxes

  Prior to the Reorganization, the Company operated as individual partnerships which did not pay federal income taxes. The partners of Gold Coast and Barbary Coast were taxed on their proportionate share of each of their respective partnership's taxable income or loss. Therefore, these statements do not include any provision or liability for corporate income taxes prior to January 1, 1996.

  Subsequent to the Reorganization, the Company will be included in the consolidated federal income tax return filed by Coast Resorts. The Company's tax allocation will be based on the amount of tax it would incur if it filed a separate return. Coast Resorts will pay the Company an amount equal to the tax benefit arising from the utilization of net operating losses of the Company to the extent that such losses result in a reduction in the amount of tax payable by Coast Resorts.

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


  In connection with the Reorganization, effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109 deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAF 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The adoption of SFAS 109 on January 1, 1996 resulted in the recognition in the 1996 financial statements of net deferred tax liabilities and a corresponding charge to earnings through the income tax provision of approximately $2,500,000. In addition, upon termination of the partnership tax status on January 1, 1996, all undistributed earnings of the predecessor partnerships were reclassified to additional paid-in capital.

Cash and Cash Equivalents

  The Company considers all highly liquid investments with a remaining maturity at acquisition of three months or less to be cash equivalents. Cash in excess of daily requirements is typically invested in U.S. Government-backed repurchase agreements with maturities of 30 days or less. Such investments are generally made with major financial institutions having a high credit quality. At times, the Company's cash deposited in financial institutions may be in excess of federally insured limits.

Concentration of Credit Risk

  The Company extends credit to patrons throughout the world after background checks and investigations of creditworthiness and does not require collateral. The Company records provisions for potential credit losses and such losses have been within management's expectations. Management believes that as of December 31, 1996, no significant concentration of credit risk exists for which an allowance has not already been determined and recorded.

Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications
  Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform with the 1996 presentation.

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)



NOTE 3--MARKETABLE SECURITIES

  At December 31, 1994, marketable equity securities includes gross unrealized holding gains and losses of $27,000 and $14,000, respectively. The net unrealized holding gain of $13,000 as of December 31, 1994, has been included as a separate component of stockholder's equity. For the year ended December 31, 1994, an unrealized holding loss was recognized, in the amount of $14,000.

  During 1995, all marketable equity securities were sold by the Company and, as a result, the Company recorded a total realized gain of approximately $16,000. Gross realized gains and losses on the sales of marketable equity securities, based on the cost of such securities, were $27,900 and $11,900, respectively.


NOTE 4--PROPERTY AND EQUIPMENT

  Major classes of property and equipment consist of the following:

                                              DECEMBER, 31
                                         ----------------------
                                           1995         1996
                                         ---------   ----------
                                            (IN THOUSANDS)
      Building........................   $ 86,564     $191,464
      Furniture and fixtures..........     55,889      133,694
      Building improvements...........     10,128       13,118
                                         --------     --------
                                          152,581      338,276
      Less accumulated depreciation...    (62,709)     (68,058)
                                         --------     --------
                                           89,872      270,218
      Land............................     15,230       15,232
      Construction in progress........     19,910          575
                                         --------     --------
      Net property and equipment......   $125,012     $286,025
                                         ========     ========

   Net property and equipment includes furniture and fixtures leased under capital leases amounting to $241,000 and $30,215,000 less accumulated depreciation of $21,000 and $229,000 at December 31, 1995 and 1996, respectively.

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 5--LEASES

  The Barbary Coast building is located on land which is leased. The lease term runs through May 2003 with a purchase option and two 30 year renewal options. In addition, the parking lot adjacent to the building is being leased under a 10 year lease which runs through December 2003.

  During December 1995, the Company entered into a ground lease for the land underlying the Orleans. The land is owned by The Tiberti Company, a Nevada general partnership, of which a stockholder of Coast Resorts is the managing partner. The stockholder is also the president and a director and stockholder of the general contractor for the construction of the Orleans, as more fully described in Note 12. The lease provides for an initial term of fifty years with a twenty-five year renewal option and includes a purchase option, exercisable by the Company, at fair market value during the twentieth and twenty-first years of the lease. Lease payments range from $175,000 to $250,000 per month during the first sixteen years of the lease increasing by 3% per annum thereafter. The total amount of the base rent payments on the Orleans lease is being charged to expense on the straight-line method over the term of the lease. The Company has recorded deferred rent to reflect the excess of rent expense over cash payments since inception of the lease.

Future Minimum Lease Payments

  The following is an annual schedule of future minimum lease payments required under operating leases that have initial or remaining noncancelable terms in excess of one year as of December 31, 1996:


            OPERATING LEASES
   (thousands)
 1997..........................           $  2,400
 1998..........................              2,400
 1999..........................              2,650
  2000.........................              2,700
 2001..........................              2,700
 Later years...................            210,421
                                          --------
Total minimum lease payments...           $223,271
                                          ========

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 5--LEASES (CONTINUED)

Rental Expense
  Rent expense for the years ended December 31, 1994, 1995 and 1996 is as follows:

                                DECEMBER 31,
                          -------------------------
                          1994     1995      1996
                          -----   -------   -------
                               (IN THOUSANDS)
      Occupancy rentals   $ 300    $  300    $4,777
      Other equipment..     171       262       414
                          -----    ------    ------
                          $ 471    $  562    $5,191
                       ============================


NOTE 6--ACCRUED LIABILITIES

  Major classes of accrued liabilities consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1995       1996
                                                              --------   --------
                                                                (IN THOUSANDS)
      Slot club liability..................................    $ 4,813    $ 5,010
      Compensation and benefits............................      3,850      7,535
      Progressive jackpot payouts..........................      3,841      4,124
      Customer deposits and unpaid winners.................      1,509      2,256
      Deferred sports book revenue.........................        736        675
      Taxes................................................        699        975
      Accrued interest expense.............................        487      1,116
      Other................................................        373      2,173
                                                               -------    -------
                                                               $16,308    $23,864
                                                               =======    =======

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 7--BANK LINES OF CREDIT

  Gold Coast and Barbary Coast previously maintained separate revolving line of credit agreements with Bank of America Nevada which provided for maximum borrowings of $25,000,000 and $3,000,000, respectively, through October 31, 1995. Interest on borrowings outstanding under the lines was payable monthly at the bank's reference rate plus 1.125% (8.5% at December 31, 1994).

  During November 1995, in connection with the Reorganization, the revolving bank lines of credit maintained by the Predecessor Partnerships were canceled and replaced by a new revolving line of credit with Bank of America Nevada (the "New Revolving Facility") maintained by Coast Resorts, the Company and the Predecessor Partnerships (the "Borrowers"). The New Revolving Facility provided for maximum borrowings of $37,500,000 through February 1996. At December 31, 1995, the Borrowers had approximately $28,155,000 outstanding under the New Revolving Facility. Interest on outstanding borrowings was payable monthly at the bank's reference rate.

  As more fully explained in Note 8, in January 1996, the New Revolving Facility was canceled and repaid with a portion of the proceeds from the Company's issuance of $175,000,000, First Mortgage Notes due 2002. Accordingly, all borrowings under the New Revolving Facility have been classified as long-term debt at December 31, 1995.

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8 - LONG-TERM DEBT
Long-term debt consists of the following:

                                                                       DECEMBER 31,
                                                                       ------------
                                                                   1995            1996
                                                                   --------------------
                                                                      (in thousands)
  Bank line of credit classified as long-term (See Note 7)           $ 28,155      $ --
  --------------------------------------------------------

  Related parties:
  ----------------

  Uncollateralized note payable in monthly installments of
     $175,000 principal and interest until said balance is
     paid in full.  The Note is payable to Exber, Inc.
     (See Note 12).  The effective rate of interest at
     December 31, 1996 was 8.5%;  repaid in 1996.                       1,256        --

  7.5% notes, payable in monthly installments of interest
     only, with all principal and any unpaid interest due
     December 31, 2001.  The notes are unsecured and are
     payable to the former partners of Barbary Coast and the
     Gold Coast.  Approximately $51,025,000 of the notes were
     exchanged for Coast Resorts Common Stock on January 16,
     1996 as more fully described in Note 1.                           53,000     1,975

  6% uncollateralized note payable to related party due on
     demand. As more fully descrobed in Note 1, the note was
     exchanged for Coast Resorts Common Stock on January 16,
     1996.                                                              1,500        --


  Non-related parties:
  --------------------

  13% First Mortgage Notes due December 15, 2002, with
      interest payable semiannually on June 15 and December
      15, net of original issue discount of $5,293,000
                                                                           --   169,707


  9.19% capital lease, payable in 60 monthly installments of approximately $750,000, principal and interest,
      collateralized by certain gaming and other equipment.                --    29,974

  6% note, due February 1999, payable in 60 monthly installments of $13,000 principal and interest.  The note is
      collateralized by gaming equipment.                                 414       284

  Other notes payable and capital leases                                  623       605
                                                                      -------  --------
                                                                       84,948   202,545
      Less current portion                                              1,591     6,781
                                                                      -------  --------
                                                                      $83,357  $195,764
                                                                      =======  ========

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8--LONG-TERM DEBT--(CONTINUED)

  On January 30, 1996, the Company completed a private placement of $175 million principal amount of 13% First Mortgage Notes Due December 15, 2002 (the "First Mortgage Notes"). Interest on the First Mortgage Notes is payable semi-annually commencing June 15, 1996. The First Mortgage Notes are unconditionally guaranteed by Coast Resorts, Coast West and certain future Subsidiaries of the Company. Net proceeds from the offering (after deducting original issue discount and commissions) were approximately $164.1 million. Of that amount, (i) approximately $114.8 million was deposited in a construction disbursement account restricted for use by the Company to finance in part the cost of developing, constructing, equipping and opening the Orleans, (ii) approximately $19.3 million was used by the Company to purchase U.S. Government Obligations which were deposited into an interest escrow account restricted to fund the interest payable on the First Mortgage Notes through December 15, 1996 and (iii) approximately $29.2 million was used by the Company to repay all outstanding indebtedness under the Company's New Revolving Facility, which facility was terminated. The balance of approximately $800,000 was used to pay, in part, the estimated offering expenses of $2.4 million.

  The First Mortgage Notes are redeemable at the option of the Company at 106.50% and 103.25% of the principal amount thereof during the twelve month periods beginning December 15, 2000 and 2001, respectively. In addition, on or before December 15, 1998, the Company may redeem up to $57.25 million aggregate principal amount of First Mortgage Notes at 110% of the principal amount thereof with the net proceeds of a public offering of Coast Resorts Common Stock subject to certain limitations as outlined in the indenture.

     The indenture governing the Notes contains covenants that, among other things, limit the ability of the Company to pay dividends or make advances to Coast Resorts, repay existing indebtedness, incur additional indebtedness, or sell material assets as defined in the indenture. Additionally, if on the twentieth day of the month following the first month in which The Orleans has been operating for 18 months, the Fixed Charge Coverage Ratio (as defined in the indenture) of the Company for the most recently ended four full fiscal quarters is less than 1.5 to 1, the Company shall consummate an asset sale of the Barbary Coast within one year. The proceeds from such asset sale shall be used by the Company to repurchase Notes at a price equal to 101% of the principal amount of such Notes.



Maturities on long-term debt are as follows:

YEAR ENDING DECEMBER 31,           MATURITIES
------------------------        ----------------
                                (IN THOUSANDS)
          1997...............          $  6,781
          1998...............             7,384
          1999...............             7,890
          2000...............             8,650
          2001...............             2,086
          Thereafter.........           175,047
                             ------------------
                                       $207,838
                             ==================

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)



NOTE 9-INCOME TAXES

      As discussed in Note 1, prior to the Reorganization, the Company operated as individual partnerships which did not pay federal income taxes. Therefore, these statements do not include any provision or liability for corporate income taxes prior to January 1, 1996. Effective January 1, 1996, the Company adopted SFAS 109. The adoption of SFAS 109 resulted in the recognition in the 1996 financial statements of net deferred tax liabilities and a corresponding charge to earnings through the income tax provision of approximately $2,500,000.



     The components of the income tax provision for the year ended December 31, 1996 were as follows:

            Federal:
             Current                             $ 2,454
             Deferred                              4,163
                                                --------
                                                 $ 6,617
                                                ========


     The income tax provision for the year ended December 31, 1996 (computed on a stand-alone basis for the Company) differs from that computed at the federal statutory corporate tax rate as follows:

            Federal statutory rate               34.0%
            Establishment of deferred taxes      21.9%
            Other, net                            2.0%
                                                 ----
                    Effective tax rate           57.9%
                                                 ====

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)



NOTE 9-INCOME TAXES (CONTINUED)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities at December 31, 1996 are as follows:






Deferred tax assets:
Current:
      Accrued vacation..................    $   226
      Allowance for doubtful accounts...      1,029
      Accrued medical and other benefits        188
      Other.............................         80
                                        -----------
           Total Current................      1,523
                                        -----------

   Non-current:
      Deferred rent.....................        902
      Accrued slot club points..........        717
      Progressive liabilities...........      1,059
                                        -----------
          Total non-current.............      2,678
                                        -----------
Total deferred tax assets...............      4,201
                                        -----------

Deferred tax liabilities:
   Non-current:
      Property, plant and equipment.....     (8,364)
                                        -----------
Total deferred tax liabilities..........     (8,364)
                                        -----------

Net deferred tax liability..............    $(4,163)
                                        ===========

NOTE 10--FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following estimated fair value of the Company's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying amounts and estimated fair values of the Company's other financial instruments at December 31, 1996 are as follows:

                                           CARRYING      FAIR
                                            AMOUNT       VALUE
                                           ---------   ---------
                                              (IN THOUSANDS)
Liabilities:
 Current portion of long-term debt......    $  6,781    $  6,781
   First Mortgage Notes.................    $169,707    $194,650
  Other long-term debt..................    $ 26,057    $ 25,669

  The methods and assumptions are summarized as follows:

  For current portion of long-term debt, the carrying amount approximates fair value due to the short-term nature of such debt. The fair market value of the first mortgage notes were determined based upon market quotes. For all other long-term debt, the fair value is estimated using a discounted cash flow analysis, based on the incremental borrowing rates currently available to the Company for debt with similar terms and maturity.


NOTE 11--CONTINGENCIES AND COMMITMENTS

  In the first quarter of 1997, the Company began construction on the second phase of The Orleans. The project, with an anticipated cost of approximately $35.0 million, is expected to include twelve movie theaters, a child care facility, retail space and additional restaurant, entertainment and gaming facilities. The project will contain approximately 180,000 square feet on two levels.

  The Company has agreed to provide advances to Coast West sufficient to make payments on the Coast West Lease and other obligations. The Coast West Lease relates to a parcel of land located in the western area of Las Vegas to be used for future expansion opportunities. The Coast West Lease term runs through December 31, 2055, with three 10-year renewal options, with monthly payments of $166,667 for the year ending December 31, 1995. Thereafter the monthly rent increases by the amount of $5,000 in January of each year. The lease includes a put option exercisable by the landlord requiring the purchase of the land at fair market value at the end of the 20th through 24th years of the lease, provided that the purchase price shall not be less than ten times, nor more than fifteen times, the annual rent at such time. Based on the terms of the lease, the potential purchase price commitment ranges from approximately $31,000,000 to approximately $51,000,000 in the years 2014 through 2018. The advances to Coast West will be non-interest bearing. As of December 31, 1996, the Company had advanced Coast West $2,560,000 related to the Coast West lease. Coast West is a development stage enterprise and has no source of income and is therefore solely dependent on the advances to be provided by the Company. There can be no assurance that Coast West will develop a gaming property at the Coast West site, or that it will be able to repay any advances made by the Company. Accordingly, the Company has recorded an allowance for doubtful accounts in an amount equal to advances provided.

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 11--CONTINGENCIES AND COMMITMENTS (CONTINUED)


  The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.


NOTE 12--RELATED PARTY TRANSACTIONS

  The Company's advertising services are provided by LGT Advertising, a Company owned by several stockholders of Coast Resorts. Advertising expense amounted to approximately $2,276,000, $2,841,000, and $3,759,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

  The Company received laundry services from Exber, Inc. (dba El Cortez Hotel & Casino). A major stockholder-officer of Exber, Inc. is the father of a major stockholder of Coast Resorts. Laundry expense payable to Exber, Inc. was approximately $1,016,000, $1,065,000 and $864,000 for the years ended December 31, 1994, 1995, and 1996, respectively. The Company discontinued its laundry service from Exber, Inc. in October 1996.

  Included in operating expenses are guaranteed payments of $2,200,000 and $398,000 to the former partners of Barbary Coast (now stockholders of Coast Resorts) for the years ended December 31, 1994, and 1995, respectively. Also included in operating expenses are guaranteed payments to the former Managing Partner of Gold Coast (now a stockholder of Coast Resorts) of $472,000 and $460,000 for the years ended December 31, 1994, and 1995. Guaranteed payments to the Gold Coast Hotel and Casino's Managing Partner were based on a minimum salary plus 1% of Gold Coast Hotel and Casino's profits as required under the partnership agreement. Subsequent to the consummation of the Reorganization, the guaranteed payment requirements of the Predecessor Partnerships have been terminated.

  The Company purchases certain of its equipment and inventory for its operations from RJS, a company owned by the father of a major stockholder and director of Coast Resorts and the Company's restaurant manager. RJS invoices the Company based on actual costs incurred. For the fiscal years ended December 31, 1994, 1995 and 1996, the Company incurred expense payable to RJS of approximately $646,000, $388,000 and $4,075,000, respectively.

  A director of the Company is the President and sole stockholder of Yates - Silverman, Inc. which was retained by the Company as the designer of The Orleans. For the fiscal years ended December 31, 1994, 1995 and 1996, the Company incurred expense payable to Yates-Silverman of approximately $0, $409,000 and $508,000, respectively.

  The Company maintains numerous racetrack dissemination contracts with Las Vegas Dissemination, Inc. ("LVD"). The son of a major stockholder and director of Coast Resorts is the president and sole shareholder of LVD. LVD has been granted a license by the Nevada gaming authorities to disseminate live racing for those events and tracks for which it contracts and has been granted the exclusive right to disseminate all pari-mutuel services and race wire services in the State of Nevada. Under these dissemination contracts, the Company pays to LVD an amount based on the wagers accepted for races held at the racetracks covered by the respective contracts. The Company also pays to LVD a monthly fee for race wire services. For the fiscal years ended December 31, 1994, 1995 and 1996, the Company incurred expenses payable to LVD of approximately $214,000, $149,000 and $889,000, respectively.

  In February 1991, the Company borrowed $7,500,000 from Exber, Inc., in the form of a collateralized note. On January 25, 1995, the Company borrowed approximately $3,000,000 through an uncollateralized note payable to Exber, Inc., a portion of which was used to pay off the balance due on the 1991 collateralized note payable to Exber, Inc. The amounts outstanding relating to these notes was $1,256,000 at December 31, 1995. The note was repaid during
1996.   Interest expense for the years ended December 31, 1994, 1995 and 1996 on these notes amounted to $105,000, $181,000, and $37,000, respectively.

  In December 1994, $11,000,000 was distributed to the former partners of Barbary Coast in the form of notes payable. In June 1995, $50,000,000 was distributed to the former partners of Gold Coast in the form of notes payable. In December 1995, Gold Coast repaid $8,000,000 of such notes. As more fully described in Note 1, on January 16, 1996, approximately $51,025,000 of such notes payable to former partners were exchanged for shares of Coast Resorts Common Stock. Interest expense for the years ended

December 31, 1994, 1995 and 1996 on these notes amounted to approximately $0, $2,856,000, and $315,000, respectively.

  The Company has commenced construction of the second phase of The Orleans with J.A. Tiberti Construction Company ("Tiberti Construction"). Tiberti Construction also served as the general contractor for the original construction of the Gold Coast and for certain expansions thereof, for the original construction of the Barbary Coast and all expansions thereof and for the original construction of The Orleans. The President of Tiberti Construction is a stockholder and director of Coast Resorts and Coast Hotels. For the years ended December 31, 1994, 1995, and 1996, the Company paid approximately $328,000, $10,906,000, and $80,346,000, respectively, to Tiberti Construction in connection with such construction services.

  As more fully described in Note 5, in December 1995, the Company entered into a ground lease with The Tiberti Company, with respect to the land underlying The Orleans. The President of The Tiberti Company is a director and shareholder of Coast Resorts. Amounts paid to the Tiberti Company with respect to the lease were $3,021,000 for the year ended December 31, 1996.

NOTE 13-- BENEFIT PLANS

401(k) Plans

   In November 1993, the Company adopted separate defined contribution (401(k)) plans for eligible employees of the Gold Coast and the Barbary Coast. During 1996, the separate plans were consolidated into one plan. All employees of the Gold Coast and The Orleans are eligible to participate, All employees of the Barbary Coast not covered by a collective bargaining agreement are eligible to participate. The employees may elect to defer up to 15% of their yearly compensation, subject to statutory limits. The Company contributes 1% of the employees' eligible compensation and also makes matching contributions of 50% of the first 4% of the employees' contribution. Contribution expense was $1,207,000, $1,224,000, and $1,176,000 for the years ended December 31, 1994,
1995, and 1996, respectively.

Defined Benefit Plan

  Beginning in 1993, certain employees at the Barbary Coast became covered by a union-sponsored, collectively bargained, multi-employer, defined benefit pension plan. The Barbary Coast contributed $293,000 $312,000 and $274,000 during the years ended December 31, 1994, 1995, and 1996, respectively, for the plan. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked.

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 14--SUPPLEMENTAL CASH FLOWS INFORMATION

                                                   DECEMBER 31,
                                           -----------------------------
                                             1994      1995       1996
                                           --------   -------   --------
                                           (IN THOUSANDS)
Interest paid...........................    $   345   $ 3,164    $21,607
                                            =======   =======    =======
Income taxes paid.......................    $    --   $    --    $ 3,100
                                            =======   =======    =======

Supplemental schedule of non-cash
 investing and financing activities:
   Property and equipment acquisitions
    included in accounts payable or
    financed through capital leases.....   $ 9,042   $ 3,101    $38,918
                                           =======   =======    =======

    Distribution to former
     partners by issuance of
     notes payable............             $11,000   $50,000    $    --
                                           =======   =======    =======
    Conversion of notes
     payable to Coast Resorts
     Common Stock.............             $    --   $    --    $52,525
                                           =======   =======    =======

NOTE 15--REGULATION OF GAMING OPERATIONS

  The gaming operations of the Company are subject to the licensing and regulatory control of the Nevada Gaming Commission (the Nevada Commission), the Nevada State Gaming Control Board (the Nevada Control Board) and the Clark County Liquor and Gaming Board (the Clark County Board) (collectively the Nevada Gaming Authorities). These agencies issue gaming licenses based upon, among other considerations, evidence that the character and reputation of principal owners, officers, directors, and certain other key employees are consistent with regulatory goals. The necessary licenses have been secured by the Company. The licenses are not transferable and must be renewed periodically upon the payment of appropriate taxes and license fees. The Nevada Gaming Authorities have broad discretion with regard to the renewal of the licenses which may at any time revoke, suspend, condition, limit or restrict a license for any cause deemed reasonable by the issuing agency. Officers, directors, and key employees of the Company must be approved by the Nevada Control Board and licensed by the Nevada Commission and Clark County Board.

NOTE 16 - UNAUDITED PRO FORMA DATA

  Prior to the Reorganization, the Company operated as individual partnerships which did not pay federal income taxes. The partners of Gold Coast and Barbary Coast were taxed on their proportionate share of each of their respective partnership's taxable income or loss. The pro forma provision for income taxes and the related pro forma net income and pro forma net income per common share are unaudited and reflect adjustments to income taxes assuming that the change in corporate income tax status occurred as of January 1, 1994.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Stockholders of
 Coast Resorts, Inc.

  We have audited the financial statements of Coast Resorts, Inc. (a Nevada corporation) (parent company only) as listed in item 14(a) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coast Resorts, Inc. (parent company only) as of December 31, 1995 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.

Las Vegas, Nevada
February 21, 1997

                              COAST RESORTS, INC.
                             (PARENT COMPANY ONLY)

                                 BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                              DECEMBER 31,
                                            ----------------
                                            1995        1996
                                            ----        ----
                        ASSETS
CURRENT ASSETS:
Cash and cash equivalents...............    $     3    $     3
                                        ----------------------
  TOTAL CURRENT ASSETS..................          3          3
                                            -------    -------
INVESTMENT IN SUBSIDIARIES..............     42,888     99,102
                                        ----------------------
                                            $42,891    $99,105
                                        ======================

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to affiliates.......................          3         56
                                        ----------------------
  TOTAL CURRENT LIABILITIES.............    $     3    $    56
                                        ----------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value,
 500,000 shares authorized, none issued
 and outstanding........................         --         --
Common stock, $.01 par value, 2,000,000
 shares authorized, 1,000,000 issued and
 outstanding (1995), and
 1,494,353 (1996).......................         10         15
Additional paid-in capital..............     19,340     95,398
Retained earnings.......................     23,538      3,636
                                        ----------------------
  TOTAL STOCKHOLDERS' EQUITY............     42,888     99,049
                                        ----------------------
                                            $42,891    $99,105
                                        ======================


   The accompanying notes are an integral part of these financial statements.

                              COAST RESORTS, INC.
                             (PARENT COMPANY ONLY)
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                             For the year ended December 31,
                                           -------------------------------------
                                              1994         1995         1996
                                           ----------   ----------   -----------
Equity interest in income from
 subsidiaries...........................   $   14,963   $   13,780   $    3,689
General and administrative expenses.....           --           --          (81)
                                           ----------   ----------   ----------
Income before income taxes..............       14,963       13,780        3,608
Income tax provision (benefit)..........           --           --          (28)
                                           ----------   ----------   ----------

NET INCOME..............................   $   14,963   $   13,780   $    3,636
                                           ==========   ==========   ==========
Net income per share of common stock....   $       --   $       --   $     2.47
                                           ==========   ==========   ==========

Weighted average common shares
 outstanding............................           --           --    1,472,742
                                           ==========   ==========   ==========


UNAUDITED PRO FORMA DATA (reflecting
 reorganization and change in tax
  status of subsidiaries):
Income before income taxes..............   $    9,712   $    8,957   $    6,108
Provision (benefit) for income taxes....           --           --          (28)
                                           ----------   ----------   ----------
Net income..............................   $    9,712   $    8,957   $    6,136
                                           ==========   ==========   ==========
Net income per share of common stock....        $9.71        $8.96   $     4.17
                                           ==========   ==========   ==========
Weighted average common shares              1,000,000    1,000,000    1,472,742
 outstanding............................   ==========   ==========   ==========




   The accompanying notes are an integral part of these financial statements.

                              COAST RESORTS, INC.
                             (PARENT COMPANY ONLY)
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                 Common Stock
                                                 ------------            Additional      Unrealized       Retained
                                           Shares             Amount   Paid-In Capital   Gains(Losses)    Earnings    Total
                                        --------------------------------------------------------------------------------------
Balance at January 1, 1994..............    1,000,000               $10        $19,340        $ 27    $ 79,278    $ 98,655
   Net income...........................                                                                14,963      14,963
  Change in unrealized gains (losses)
     on marketable securities...........                                                       (14)                    (14)
  Distributions to former partners......                                                               (25,823)    (25,823)
                                        ----------------------------------------------------------------------------------
Balances at December 31, 1994...........    1,000,000                10         19,340          13      68,418      87,781
  Net income............................                                                                13,780      13,780
  Change in unrealized gains (losses)
     on marketable securities...........                                                       (13)                    (13)
  Distributions to former partners......                                                               (58,660)    (58,660)
                                        ----------------------------------------------------------------------------------
Balances at December 31, 1995...........    1,000,000                10         19,340          --      23,538      42,888
  Exchange of notes payable of
     subsidiary for common stock........      494,353                 5         52,520                              52,525
  Reclassification of undistributed
     earnings to additional paid-in
     capital upon termination of
     partnership status.................                                        23,538                 (23,538)
  Net income............................                                                                 3,636       3,636
                                            ---------               ---        -------        ---     --------    --------
Balances at December 31, 1996...........    1,494,353               $15        $95,398        $ --    $  3,636    $ 99,049
                                        ==================================================================================



  The accompanying notes are an integral part of these financial statements.

                              COAST RESORTS, INC.
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                               YEAR ENDED DECEMBER 31,
                                           --------------------------------
                                             1994        1995        1996
                                           ---------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................   $ 14,963    $ 13,780    $ 3,636
                                           --------    --------    -------
  ADJUSTMENTS TO RECONCILE NET INCOME
    TO NET CASH PROVIDED BY OPERATING
    ACTIVITIES:
     Equity interest in net income from
      subsidiaries......................    (14,963)    (13,780)    (3,689)
     Net increase due from affiliates...         --          --         53
                                           --------    --------    -------
        TOTAL ADJUSTMENTS...............    (14,963)    (13,780)    (3,636)
                                           --------    --------    -------
        NET CASH PROVIDED BY
          OPERATING ACTIVITIES..........         --          --         --
                                           --------    --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock         --           4         --
  Cash used to purchase subsidiaries'
   stock................................         --          (1)        --
                                           --------    --------    -------
        NET CASH USED BY FINANCING
          ACTIVITIES....................         --           3         --
                                           --------    --------    -------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS............................         --           3         --
CASH AND CASH EQUIVALENTS, at beginning
 of year................................         --          --          3
                                           --------    --------    -------
CASH AND CASH EQUIVALENTS, at end of
 year...................................   $     --    $      3    $     3
                                           ========    ========    =======




   The accompanying notes are an integral part of these financial statements.

                              COAST RESORTS, INC.
                             (PARENT COMPANY ONLY)

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1--BACKGROUND INFORMATION AND BASIS OF PRESENTATION

 Background Information

  Coast Resorts, Inc. (the "Company") is a Nevada corporation and serves as a holding company for Coast Hotels and Casinos, Inc. ("Coast Hotels") and Coast West, Inc. ("Coast West"), also Nevada corporations. Through Coast Hotels, the Company owns and operates the following hotel-casinos in Las Vegas, Nevada:

        - Gold Coast Hotel and Casino, on Flamingo Road located approximately one mile west of the Las Vegas Strip.

         - Barbary Coast Hotel and Casino, which is located on the Las Vegas Strip.

         - The Orleans Hotel and Casino which is located approximately one mile
     west of the Las   Vegas Strip on Tropicana Avenue, opened for business on
     December 18, 1996.

  Prior to the reorganization described below, the existing hotel-casinos had previously been operated independently by Gold Coast Hotel and Casino, a Nevada limited partnership organized in 1986 ("Gold Coast") and Barbary Coast Hotel and Casino, a Nevada partnership organized in 1979 ("Barbary Coast").

  On January 1, 1996, the partners of Gold Coast and Barbary Coast (the "Predecessor Partnerships") completed a reorganization (the "Reorganization") with Coast Resorts. Coast Resorts was formed in September 1995 for the purpose of effecting such Reorganization of the Predecessor Partnerships. Coast Resorts, Gold Coast and Barbary Coast were all related through common ownership and management control.

  In the Reorganization, the partners of the Predecessor Partnerships each transferred to Coast Resorts, by assignment or through the merger of Gaughan-Herbst, Inc., a Nevada corporation, the sole general partner of the Gold Coast, their respective partnership interests in the Predecessor Partnerships in exchange for an aggregate of 1,000,000 shares of common stock, par value $.01 per share, of Coast Resorts. The partners of the Gold Coast (or their principals) received in the aggregate 65% of such shares of common stock of Coast Resorts, and the partners of the Barbary Coast received in the aggregate 35% of such shares. The shares of common stock were issued to the respective partners (or their principals) of each such Predecessor Partnership based upon such partners' pro rata interests in such Predecessor Partnership.

  Concurrently with the exchange of the partners' interests in the Predecessor Partnerships and the merger of Gaughan-Herbst, Inc. into Coast Resorts, Coast Resorts became the sole partner of each of the Predecessor Partnerships, and each Predecessor Partnership dissolved and terminated. Immediately upon such dissolution and termination, all of the assets and liabilities of the Predecessor Partnerships became the assets and liabilities of Coast Resorts. Coast Resorts immediately contributed to Coast Hotels all of the assets of the Predecessor Partnerships other than those relating to a certain ground lease (the "Coast West Lease"), which Coast Resorts contributed to Coast West. In addition, Coast Hotels assumed, jointly and severally with Coast Resorts, all of the liabilities of the Predecessor Partnerships other than (i) obligations under a portion of the subordinated notes payable to former partners and $1,500,000 principal amount of demand notes payable to a related party which were retained by Coast Resorts and were exchanged for shares of Coast Resorts Common Stock (as defined below), and (ii) those liabilities incident to the Coast West Lease, and Coast West assumed, jointly and severally with Coast Resorts, all of the liabilities of the Predecessor Partnerships incident to the Coast West Lease.

                              COAST RESORTS, INC.
                             (PARENT COMPANY ONLY)

                        NOTES TO FINANCIAL STATEMENTS

NOTE 1--BACKGROUND INFORMATION AND BASIS OF PRESENTATION--(CONTINUED)


  Coast Resorts retained the liability for an aggregate principal amount of $51,025,000 in notes payable to former partners and retained the liability for $1,500,000 relating to demand notes due to a related party (the "Exchange Liabilities"). On January 16, 1996, the Exchange Liabilities were exchanged for 494,353 shares of common stock, par value $.01 per share, of Coast Resorts (the "Coast Resorts Common Stock"), based upon management's estimate of the fair market value of such common stock.

  As a result of the Reorganization, the former partners of the Predecessor Partnerships (or their principals) own all of the issued and outstanding shares of capital stock of Coast Resorts, Coast Resorts owns all of the issued and outstanding capital stock of Coast Hotels and Coast West, and Coast Hotels and Coast West own and have assumed in the aggregate all of the assets and liabilities of the Predecessor Partnerships (other than the Exchange Liabilities that were exchanged for Coast Resorts Common Stock). Thereafter, Coast Hotels and Coast West will carry on the prior business operations of the Predecessor Partnerships.

Basis of Presentation

  Gold Coast and Barbary Coast historically operated under a high degree of common control. The former Managing General Partner of Gold Coast was also a general partner, and the principal manager, of Barbary Coast. Due to the common control of Gold Coast and Barbary Coast and the continuation of ownership by the former partners, the Reorganization was accounted for as a reorganization of entities under common control. Accordingly, the financial statements of the Company for all periods are presented as if the Reorganization occurred at the beginning of the earliest period presented and include the accounts of all entities involved on a historical cost basis, in a manner similar to a pooling of interests. The Consolidated Financial Statements include the accounts of the Company and all subsidiaries. All intercompany balances and transactions have been eliminated.

  The accompanying financial statements present the financial position and results of operations of Coast Resorts as a parent company only, and thus include Coast Resort's investment in Coast Hotels and Coast West, as well as Coast Resort's equity interest in their results of operations. Accordingly, these financial statements should be read in conjunction with the financial statements of Coast Hotels and Coast West.

                              COAST RESORTS, INC.
                             (PARENT COMPANY ONLY)

                         NOTES TO FINANCIAL STATEMENTS



NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with a remaining maturity at acquisition of three months or less to be cash equivalents.

Use of estimates in the preparation of financial statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Marketable Securities

  During the year ended December 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS 115 resulted in an increase in stockholders' equity of approximately $27,000 to reflect a net unrealized holding gain at the beginning of the year. No marketable securities were outstanding at December 31, 1995 and 1996.

  Marketable equity securities have been categorized as available for sale and as a result are stated at fair value, as determined by market quotations on a national stock exchange. Realized gains and losses are charged to income while unrealized holding gains and losses are included as a component of stockholders' equity until realized.

Net Income Per Common Share

  Net income per common share for the year ended December 31, 1996 is computed by dividing net income by the weighted average number of shares of common stock outstanding, which weighted average totaled 1,472,742 shares. Net income per common share for the years ended December 31, 1994 and 1995 has not been presented as the Company operated as individual partnerships prior to the Reorganization and no common stock was outstanding. Unaudited pro-forma net income per common share has been presented for the years ended December 31, 1994 and 1995 assuming that the Reorganization occurred on January 1, 1994.

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 establishes new accounting standards for the computation and financial statement presentation of earnings per share data. SFAS 128 is effective for statements issued for periods ending after December 15, 1997 and earlier implementation is not permitted. The Company expects that there will be no material effect upon implementing SFAS 128 on its earnings per share calculations.

                              COAST RESORTS, INC.
                             (PARENT COMPANY ONLY)

                         NOTES TO FINANCIAL STATEMENTS


NOTE 3--CONTINGENCIES AND COMMITMENTS

  In connection with the Reorganization, Coast Resorts assumed, jointly and severally with Coast Hotels, all of the liabilities of the Predecessor Partnerships other than (i) obligations under a portion of the subordinated notes payable to former partners and $1,500,000 principal amount of demand notes payable to a related party which were retained by Coast Resorts and were exchanged for shares of Coast Resorts Common Stock, and (ii) those liabilities incident to the Coast West Lease, and Coast West assumed jointly and severally with Coast Resorts, all of the liabilities of the Predecessor Partnerships incident to the Coast West Lease, as described in Note 1.

  On January 30, 1996, Coast Hotels completed a private placement of $175 million principal amount of 13% First Mortgage Notes Due December 15, 2002 (the "First Mortgage Notes"). Interest on the First Mortgage Notes is payable semi-annually commencing June 15, 1996. The First Mortgage Notes are unconditionally guaranteed by Coast Resorts, Coast West and certain future Subsidiaries of Coast
Hotels.   Net proceeds from the offering (after deducting original issue discount and commissions) were approximately $164.1 million. Of that amount, (i) approximately $114.8 million was deposited in a construction disbursement account restricted for use by Coast Hotels to finance in part the cost of developing, constructing, equipping and opening the Orleans, (ii) approximately $19.3 million was used by Coast Hotels to purchase U.S. Government Obligations which were deposited into an interest escrow account restricted to fund the interest payable on the First Mortgage Notes through December 15, 1996 and (iii) approximately $29.2 million was used by Coast Hotels to repay all outstanding indebtedness under the Company's revolving credit facility, which facility was terminated. The balance of approximately $800,000 was used to pay, in part, the estimated offering expenses of $2.4 million.

  The First Mortgage Notes are redeemable at the option of Coast Hotels at 106.50% and 103.25% of the principal amount thereof during the twelve month periods beginning December 15, 2000 and 2001, respectively. In addition, on or before December 15, 1998, Coast Hotels may redeem up to $57.25 million aggregate principal amount of First Mortgage Notes at 110% of the principal amount thereof with the net proceeds of a public offering of Coast Resorts Common Stock subject to certain limitations as outlined in the indenture.

  The indenture governing the Notes contains covenants that, among other things, limit the ability of Coast Hotels to pay dividends or make advances to the Company, repay existing indebtedness, incur additional indebtedness, or sell material assets as defined in the indenture. Additionally, the indenture provides that, if on the twentieth day of the month following the first month in which the Orleans Hotel and Casino has been operating for 18 months, the Fixed Charge Coverage Ratio (as defined in the indenture) of Coast Hotels for the most recently ended four full fiscal quarters for which internal financial statements are available is less than 1.5 to 1, then Coast Hotels shall consummate a sale of the Barbary Coast within one year thereafter. The proceeds from such sale shall be used by Coast Hotels to repurchase Notes at a price equal to 101% of the principal amount of such Notes.

  Coast Resorts is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of Coast Resorts.

                              COAST RESORTS, INC.
                             (PARENT COMPANY ONLY)

                         NOTES TO FINANCIAL STATEMENTS


NOTE 4--INCOME TAXES

  Effective January 1, 1996, the Predecessor Partnerships were dissolved and terminated as more fully described in Note 1. In connection therewith, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109 deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The adoption of SFAS 109 on January 1, 1996 resulted in the recognition in the 1996 financial statements of net deferred tax liabilities and a corresponding charge to earnings through the income tax provision of approximately $2,500,000. In addition, upon termination of the partnership tax status on January 1, 1996, all undistributed earnings of the predecessor partnerships were reclassified to additional paid-in capital.

  Subsequent to the Reorganization, the Company will file a consolidated federal income tax return which will include the taxable income (loss) of Coast Hotels and Coast West. Under the provisions of the Company's tax sharing agreement, taxes are allocated to Coast Hotels and Coast west based on the amount of tax they would incur if they filed separate returns. Coast Resorts will pay Coast Hotels and Coast West to the extent that such losses result in a reduction in the amount of tax payable by Coast Resorts. The benefit for income taxes for the year ended December 31, 1996 represents the income tax benefit available as a result of the utilization of net operating losses of Coast Reports (parent company only.)

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Directors and Stockholder of
Coast West, Inc.



     We have audited the financial statements and financial statement schedule of Coast West, Inc. (a development stage enterprise and a wholly owned subsidiary of Coast Resorts, Inc.) as listed in item 14(a) of this Form 10K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coast West, Inc. as of December 31, 1995 and 1996, and its statements of loss incurred during the development stage and its cash flows for the period September 29, 1995 (the date of inception) through December 31, 1995 and for the year ended December 31, 1996 and for the period September 29, 1995 (the date of inception) through December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

     As more fully explained in Note 1, Coast West, Inc. has no source of income during the development stage and is solely dependent on advances from Coast Hotels and Casinos, Inc. (an affiliated company).





COOPERS & LYBRAND L.L.P.



Las Vegas, Nevada
February 21, 1997

                                COAST WEST, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE AND
               A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                                 BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                           December 31,    December 31,
                                               1995            1996
                                           ----------------------------
                 ASSETS

CURRENT ASSETS:
   Cash and cash equivalents...................  $    1         $    11
   Receivable from parent for income taxes.....      --             501
                                                 ------         -------
     TOTAL CURRENT ASSETS......................       1             512
                                                 ------         -------
PROPERTY AND EQUIPMENT.........................     143             556
                                                 ------         -------
                                                 $  144         $ 1,068
                                                 ======         =======

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   TOTAL CURRENT LIABILITIES...................  $   --         $    --
                                                 ------         -------

NONCURRENT LIABILITIES




   Advances from affiliates....................     496           2,987
   Deferred rent...............................     593           2,352
                                                 ------         -------
           TOTAL NONCURRENT LIABILITIES........   1,089           5,339
                                                 ------         -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY (DEFICIENCY):
   Common Stock, $1.00 par value,
    25,000 shares authorized,
    1,010 shares issued
    and outstanding............................      --              --
   Additional paid - in capital................       1               1
   Deficit accumulated during
    development stage..........................    (946)         (4,272)
                                                 ------         -------
     TOTAL STOCKHOLDER'S EQUITY
      (DEFICIENCY).............................    (945)         (4,271)
                                                 ------         -------
                                                 $  144         $ 1,068
                                                 ======         =======

   The accompanying notes are an integral part of these financial statements.

                                COAST WEST, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE AND
               A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

            STATEMENTS OF LOSS INCURRED DURING THE DEVELOPMENT STAGE
                             (AMOUNTS IN THOUSANDS)


                                           FOR THE PERIOD                             FOR THE PERIOD
                                         SEPTEMBER 29, 1995,                        SEPTEMBER 29, 1995,
                                             THE DATE OF                                THE DATE OF
                                          INCEPTION, THROUGH        YEAR ENDED       INCEPTION, THROUGH
                                          DECEMBER 31, 1995    DECEMBER 31, 1996     DECEMBER 31, 1996
                                         -------------------   ------------------   -------------------
Rent Expense......................................... $(946)             $(3,820)              $(4,766)
General and administrative expenses..................    --                   (7)                   (7)
                                                      -----              -------               -------
Net loss before income tax benefit...................  (946)              (3,827)               (4,773)
                                                      -----              -------               -------
Income tax benefit...................................    --                  501                   501
                                                      -----              -------               -------
   Net loss.......................................... $(946)             $(3,326)              $(4,272)
                                                      =====              =======               =======

   The accompanying notes are an integral part of these financial statements.

                                COAST WEST, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE AND
               A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                 STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)
       FOR THE PERIOD SEPTEMBER 29, 1995, THE DATE OF INCEPTION, THROUGH
           DECEMBER 31, 1995 AND FOR THE YEAR ENDED DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                                                         Deficit
                                                                       Accumulated
                                         Common Stock    Additional    During the
                                         ------------      Paid-In     Development
                                    Shares       Amount    Capital        Stage        Total
                                    ------       ------   ----------   ------------   --------
Balances at September 29, 1995         --        $        $    --      $     --       $    --
     Issuance of common stock        1,010           --         1            --             1
     Net loss for the year              --           --        --          (946)         (946)
                                    ------       ------   -------       -------       -------

Balances at December 31, 1995        1,010           --         1          (946)         (945)

     Net loss for the year              --           --        --        (3,326)       (3,326)
                                                                        -------       -------
Balances at December 31, 1996        1,010       $   --   $     1       $(4,272)      $(4,271)
                                    ======       ======   =======       =======       =======

   The accompanying notes are an integral part of these financial statements.

                                COAST WEST, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE AND
               A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)



                                                   For the Period                                  For the Period
                                           September 29, 1995, the Date of                 September 29, 1995, the Date of
                                                  Inception, through        Year Ended          Inception, through
                                                   December 31, 1995     December 31, 1996      December 31, 1996
                                           ---------------------------------------------------------------------------
CASH FLOWS FROM DEVELOPMENT STAGE
 ACTIVITIES:
   Net loss                                                    $(946)             $(3,326)                     $(4,272)
   ADJUSTMENTS TO RECONCILE NET LOSS TO
    NET CASH USED FOR DEVELOPMENT STAGE
    ACTIVITIES:
     Non-cash rent expense                                       446                1,760                        2,206
     Increase in receivable from parent                           --                 (501)                        (501)
                                                               -----              -------                      -------
          TOTAL ADJUSTMENTS                                      446                1,259                        1,705
                                                               -----              -------                      -------
          NET CASH USED BY OPERATING ACTIVITIES                 (500)              (2,067)                      (2,567)
                                                               -----              -------                      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                         (143)                (413)                        (556)
                                                               -----              -------                      -------
          NET CASH USED FOR INVESTING ACTIVITIES                (143)                (413)                        (556)
                                                               -----              -------                      -------
CASH FLOW FROM FINANCING ACTIVITIES:
   Borrowings from affiliate                                     643                2,490                        3,133
   Issuance of common stock                                        1                   --                            1
                                                               -----              -------                      -------
          NET CASH PROVIDED BY FINANCING ACTIVITIES              644                2,490                        3,134
                                                               -----              -------                      -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                          1                   10                           11

CASH AND CASH EQUIVALENTS, at beginning of period                 --                    1                           --
                                                               -----              -------                      -------
CASH AND CASH EQUIVALENTS, at end of period                    $   1              $    11                      $    11
                                                               =====              =======                      =======

   The accompanying notes are an integral part of these financial statements.

                                COAST WEST, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE AND
               A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                         NOTES TO FINANCIAL STATEMENTS

     NOTE 1--BACKGROUND INFORMATION AND BASIS OF PRESENTATION

     Coast West, Inc. ("Coast West") is a development stage Nevada corporation, and a wholly owned subsidiary of Coast Resorts, Inc. ("Coast Resorts"), which is also a Nevada corporation. Coast West was formed in September 1995 as part of a reorganization (the "Reorganization") with Coast Resorts, Inc. and the following two partnerships (collectively, the "Predecessor Partnerships"):

     - Gold Coast Hotel and Casino, a Nevada limited partnership organized in 1986 ("Gold Coast"), operated the Gold Coast Hotel and Casino, which is located approximately one mile west of the Las Vegas Strip. Gold Coast also commenced development of the Orleans Hotel and Casino in Las Vegas in 1995 which was completed by Coast Hotels and Casinos, Inc. ("CHC") another wholly owned subsidiary of Coast Resorts, in December 1996.

     - Barbary Coast Hotel and Casino, a Nevada partnership organized in 1979 ("Barbary Coast"), operated the Barbary Coast Hotel and Casino which is located on the Las Vegas Strip.

     Coast Resorts was formed in September 1995 for the purpose of effecting the Reorganization of the Predecessor Partnerships. Coast West was initially capitalized in the amount of $1,000 through the issuance of 10 shares of common stock to Coast Resorts. Coast Resorts, Gold Coast and Barbary Coast were all related through common ownership and management control.

     In the Reorganization, the partners of the Predecessor Partnerships each transferred to Coast Resorts, by assignment or through the merger of Gaughan-Herbst, Inc., a Nevada corporation, the sole general partner of the Gold Coast, their respective partnership interests in the Predecessor Partnerships in exchange for an aggregate of 1,000,000 shares of common stock, par value $.01 per share, of Coast Resorts. The partners of the Gold Coast (or their principals) received in the aggregate 65% of such shares of common stock of Coast Resorts, and the partners of the Barbary Coast received in the aggregate 35% of such shares. The shares of common stock were issued to the respective partners (or their principals) of each such Predecessor Partnership based upon such partners' pro rata interests in such Predecessor Partnership.

     Concurrently with the exchange of the partners' interests in the Predecessor Partnerships and the merger of Gaughan-Herbst, Inc. into Coast Resorts, Coast Resorts became the sole partner of each of the Predecessor Partnerships, and each Predecessor Partnership dissolved and terminated. Immediately upon such dissolution and termination, all of the assets and liabilities of the Predecessor Partnerships became the assets and liabilities of Coast Resorts. Coast Resorts immediately contributed to CHC all of the assets of the Predecessor Partnerships excluding those relating to a certain ground lease, (the "Coast West Lease") which Coast Resorts contributed to Coast West in exchange for 1,000 shares of Coast West common stock. (The Coast West Lease is an operating lease for accounting purposes and, accordingly, has no value in the accompanying balance sheet.) In addition, CHC assumed, jointly and severally with Coast Resorts, all of the liabilities of the Predecessor Partnerships other than obligations under a portion of the subordinated notes payable to former partners and $1,500,000 principal amount of demand notes payable to a related party which were retained by Coast Resorts and were exchanged for shares of Coast Resorts Common Stock (as defined below) and those liabilities incident to the Coast West Lease, and Coast West assumed jointly and severally with Coast Resorts all of the liabilities of the Gold Coast Partnership Predecessor Partnerships incident to the Coast West Lease.

     Coast Resorts retained the liability for an aggregate principal amount of $51,025,000 in notes payable to former partners and retained the liability for $1,500,000 relating to demand notes due to a related party (the "Exchange Liabilities"). On January 16, 1996, the Exchange Liabilities were exchanged for 494,353 shares of common stock, par value $.01 per share, of Coast Resorts (the "Coast Resorts Common Stock"), based upon management's estimate of the fair market value of such common stock.

                                COAST WEST, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE AND
               A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



     NOTE 1--BACKGROUND INFORMATION AND BASIS OF PRESENTATION (CONTINUED)

     As a result of the Reorganization, the former partners of the Predecessor Partnerships (or their principals) own all of the issued and outstanding shares of capital stock of Coast Resorts, Coast Resorts owns all of the issued and outstanding capital stock of CHC and Coast West, and CHC and Coast West own and have assumed in the aggregate all of the assets and liabilities of the Predecessor Partnerships (other than the Exchange Liabilities that were exchanged on January 16, 1996 for Coast Resorts Common Stock). After the Reorganization, CHC and Coast West have carried on the prior business operations of the Predecessor Partnerships.

     Coast West plans to hold the Coast West Lease for future development. Coast West has had no source of income during its development stage. CHC has agreed to provide Coast West with advances sufficient to make lease payments on the Coast West Lease, as more fully explained in Note 4.



Basis of Presentation

     Gold Coast and Barbary Coast historically operated under a high degree of common control. The former Managing General Partner of Gold Coast was also a general partner, and the principal manager, of the Barbary Coast. Due to the common control of Gold Coast and Barbary Coast and the continuation of ownership by the former partners, the Reorganization was accounted for as a reorganization of entities under common control. Accordingly, the financial statements of Coast West are presented as if the Reorganization occurred at the beginning of the earliest period presented and include the accounts of all entities involved on a historical cost basis, in a manner similar to a pooling of interests.


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property, Equipment and Depreciation

     Property and equipment are stated at cost. Expenditures for additions, renewals and betterments are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income. Depreciation is computed by the straight-line method over the estimated useful lives of property and equipment.

     At December 31, 1995 and 1996, property and equipment consists primarily of leasehold improvements, architectural and design and other related costs incurred in connection with the execution of the Coast West Lease and the potential development of the property. Such costs are not being amortized as the underlying property is in the development stage.

                                COAST WEST, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE AND
               A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

     NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

     Prior to the Reorganization, the Company operated as individual partnerships which did not pay federal income taxes. The partners of Gold Coast and Barbary Coast were taxed on their proportionate share of each of their respective partnership's taxable income or loss. Therefore, these statements do not include any provision or liability for corporate income taxes prior to January 1, 1996.

     Subsequent to the Reorganization, Coast West is included in the consolidated federal income tax return filed by Coast Resorts. Coast West's tax allocation will be based on the amount of tax it would incur if it filed a separate return. Coast Resorts will pay Coast West an amount equal to the tax benefit arising from the utilization of net operating losses of Coast West to the extent that such losses result in a reduction in the amount of tax payable by Coast Resorts.

Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.



NOTE 3--INCOME TAXES

     The components of the income tax benefit for the year ended December 31, 1996 was as follows:


                       Federal:
                        Current    ($ 501)
                        Deferred       --
                                   ------
                                   ($ 501)
                                   =======

     The income tax benefit for the year ended December 31, 1996 differs from that computed at the federal statutory corportate tax rate due to establishment of a valuation allowance relating to the realization of future deductions from non-cash rent expense incurred in 1996. At December 31, 1996, Coast West had a net deferred tax asset relating to non-cash rent expense of approximately $847,000 for which Coast West has established a full valuation allowance.

                                COAST WEST, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE AND
               A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


     NOTE 4--LEASES AND COMMITMENTS

     In January 1996, in connection with the Reorganization, Coast Resorts contributed its rights under the Coast West Lease to Coast West. The Coast West Lease is for a parcel of land located in the northwest area of Las Vegas which is to be used for future expansion opportunities. The Coast West Lease term runs through December 31, 2005, with three 10-year renewal options, with monthly payments of $166,667 through December 31, 1995. Thereafter the monthly rent is increased by the amount of $5,000 in January of each year. The lease includes a put option exercisable by the landlord requiring the purchase of the land at fair market value at the end of the 20th through 24th years of the lease, provided that the purchase price shall not be less than ten times, nor more than fifteen times, the annual rent at such time. Based on the terms of the lease, the potential purchase price commitment ranges from approximately $31 million to approximately $51 million in the years 2014 through 2018. Coast West has no source of income during its development stage and CHC has agreed to provide advances to Coast West sufficient to make payments for its lease and other obligations during Coast West's development stage, up to a maximum of $8.0 million. Such advances are collateralized by Coast West's interest in the Coast West Lease and are non-interest bearing. There can be no assurance that Coast West will develop a gaming property at the Coast West site, or that it will be able to repay such advances.


     FUTURE MINIMUM LEASE PAYMENTS

     The following is an annual schedule of future minimum lease payments required under the Coast West Lease, assuming that the put option is not exercised:


                                           MINIMUM LEASE
                                              PAYMENT
                                           --------------
                                           (IN THOUSANDS)
           1997.........................           2,120
           1998.........................           2,180
           1999.........................           2,240
           2000.........................           2,300
           2001.........................           2,360
           Later years..................         216,540
                                                --------
           Total minimum lease
            payments....................        $227,740
                                                ========

                                COAST WEST, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE AND
               A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


     NOTE 5--GUARANTEE OF AFFILIATE NOTE DEBT

     On January 30, 1996, CHC completed a private placement of $175 million principal amount of 13% First Mortgage Notes Due December 15, 2002 (the "First Mortgage Notes"). Interest on the First Mortgage Notes is payable semi-annually on June 15 and December 15. The First Mortgage Notes are unconditionally guaranteed by Coast Resorts, Coast West and certain future Subsidiaries of CHC. Under the terms of the indenture governing the First Mortgage Notes, advances by CHC to Coast West are limited to $8.0 million in aggregate principal amount at any time outstanding. Also under the indenture, the activities of Coast west are limited to (i) activities relating to the Coast West Lease including related borrowings and repayments to CHC, (ii) activities related to the planning and future development of the property underlying the Coast West Lease and (iii) other activities incidental or related to those indicated above.

                                                                     SCHEDULE II


                 COAST HOTELS & CASINOS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                (IN THOUSANDS)

                                                                     ADDITIONS
                                                       ---------------------------------------
                                    BALANCE AT         CHARGED TO COSTS       CHARGED TO OTHER                     BALANCE AT END OF

DESCRIPTION                      BEGINNING OF YEAR       AND EXPENSES             ACCOUNTS         DEDUCTIONS(A)          YEAR
------------------------------------------------------------------------------------------------------------------------------------


 Allowance for doubtful accounts
      Year ended December
       31, 1994                      $143                  $  452                      --$        $213                  $  382
                                     ====                  ======                      ===        ====                  ======
      Year ended December
       31, 1995                      $382                  $  923                      --$        $431                  $  874
                                     ====                  ======                      ===        ====                  ======
      Year ended December
       31, 1996                      $874                  $2,154                      --$        $ 89                  $2,939
                                     ====                  ======                      ===        ====                  ======

(A) Accounts written off

                                  SCHEDULE II


                                COAST WEST, INC.
           FOR THE PERIOD SEPTEMBER 29, 1995 (THE DATE OF INCEPTION)
       THROUGH DECEMBER 31, 1995 AND FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                        ADDITIONS
                                                        ---------
                                                         CHARGED
                                           BALANCE AT   TO COSTS    CHARGED                  BALANCE
                                           BEGINNING       AND      TO OTHER                AT END OF
DESCRIPTION                                 OF YEAR     EXPENSES    ACCOUNTS   DEDUCTIONS     YEAR
-----------                                ----------   ---------   --------   ----------   ---------
DEFERRED TAX ASSET VALUATION ALLOWANCE
PERIOD SEPTEMBER 29, 1995
    (DATE OF INCEPTION) THROUGH
     DECEMBER 31, 1995                     $      --    $      --   $          $      --    $      --
                                           ==========   =========   ========   ==========   =========

YEAR ENDED DECEMBER 31, 1996               $       --   $      --   $    847   $       --   $     847
                                           ==========   =========   ========   ==========   =========