Form 10-Q
period 1997-03-31
COAST HOTELS & CASINOS INC
filed 1997-05-15
CIK 1013559

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 -------------

                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 1997

                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from __________________ to __________________

                        Commission file number 333-4356

                        COAST HOTELS AND CASINOS, INC.
            (Exact name of registrant as specified in its charter)

                  Nevada                            88-0345706
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)          identification number)

4500 West Tropicana Ave., Las Vegas, Nevada            89103
 (Address of principal executive offices)            (Zip code)

                                (702) 365-7000
             (Registrant's telephone number, including area code)

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

        Shares of Common Stock outstanding as of March 31, 1997: 1,000

--------------------------------------------------------------------------------

Item 1.  Financial Statements.



                        COAST HOTELS AND CASINOS, INC.
              (A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                           CONDENSED BALANCE SHEETS
                   (amounts in thousands, except share data)
                                  (Unaudited)

                                                                March 31,      December 31,
                                                                   1997            1996
                                                               ----------     -------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents..........................        $   38,233     $      61,555
    Accounts receivable, net...........................             4,003             3,659
    Other current assets...............................            17,045            14,427
                                                               ----------     -------------

       TOTAL CURRENT ASSETS............................            59,281            79,641
PROPERTY AND EQUIPMENT, net............................           283,654           286,025
OTHER ASSETS...........................................             6,352             6,680
                                                               ----------     -------------
                                                               $  349,287     $     372,346
                                                               ==========     =============

                                 LIABILITIES AND
                              STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:

    Accounts payable...................................        $    6,383     $      13,479
    Accrued liabilities................................            28,636            23,864
    Construction accounts payable......................             5,634            23,517
    Current portion of long-term debt..................             7,639             6,781
                                                               ----------     -------------
       TOTAL CURRENT LIABILITIES.......................            48,292            67,641

LONG-TERM DEBT, less current portion...................           193,107           195,764
DEFERRED RENT..........................................             3,171             2,577
OTHER LIABILITIES......................................             5,685             5,686
                                                               ----------     -------------
TOTAL LIABILITIES......................................           250,255           271,668
                                                               ----------     -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
    Common Stock, $1.00 par value, 25,000 shares authorized,
    1,000 shares issued and outstanding................                 1                 1
    Additional paid - in capital.......................            95,858            95,858
    Retained earnings..................................             3,173             4,819
                                                               ----------     -------------

       TOTAL STOCKHOLDER'S EQUITY......................            99,032           100,678
                                                               ----------     -------------
                                                               $  349,287     $     372,346
                                                               ==========     =============

   The accompanying notes are an integral part of these condensed financial statements.

                        COAST HOTELS AND CASINOS, INC.
              (A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                      CONDENSED STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31, 1997 and 1996
                            (amounts in thousands)
                                  (Unaudited)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                         ---------------------------------------
                                                                                1997                 1996
                                                                         ---------------------------------------
       OPERATING REVENUES:
           Casino...................................................     $      51,901         $      35,919
           Food and beverage........................................            15,279                 9,880
           Hotel....................................................             7,046                 3,521
           Other....................................................             4,473                 2,451
                                                                         --------------------  -----------------
              GROSS OPERATING REVENUES..............................            78,699                51,771
           Less:  promotional allowances............................            (6,320)               (4,359)
                                                                         --------------------  -----------------
              NET OPERATING REVENUES................................            72,379                47,412
                                                                         --------------------  -----------------

       OPERATING EXPENSES:
           Casino...................................................            27,712                16,939
           Food and beverage........................................            12,817                 7,404
           Hotel....................................................             2,989                 1,680
           Other....................................................             3,717                 1,871
           General and administrative...............................            16,772                 9,279
           Deferred rent............................................               594                    --
           Depreciation and amortization............................             4,719                 1,760
                                                                         --------------------  -----------------
       TOTAL OPERATING EXPENSES.....................................            69,320                38,933
                                                                         --------------------  -----------------

              OPERATING INCOME......................................             3,059                 8,479
                                                                         --------------------  -----------------

       OTHER INCOME (EXPENSES)
           Interest expense.........................................            (6,480)               (4,306)
           Interest income..........................................                98                   963
           Interest capitalized.....................................                --                   701
           Gain on disposal of assets ..............................               829                    --
                                                                         --------------------  -----------------
       TOTAL OTHER INCOME (EXPENSES)................................            (5,553)               (2,642)
                                                                         --------------------  -----------------

       INCOME (LOSS) BEFORE INCOME TAX PROVISION....................            (2,494)                5,837
                                                                         --------------------  -----------------
       INCOME TAX (BENEFIT) PROVISION...............................              (848)                4,543
                                                                         --------------------  -----------------
       NET INCOME (Loss)............................................     $      (1,646)        $       1,294
                                                                         ====================  =================

       PRO FORMA DATA (reflecting change in tax status):
           Provision (benefit) for income taxes.....................              (848)               2,043
                                                                         --------------------  -----------------
           Net income (loss)........................................     $      (1,646)        $      3,794
                                                                         ====================  =================

   The accompanying notes are an integral part of these condensed financial statements.

                        COAST HOTELS AND CASINOS, INC.
              (A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                      CONDENSED STATEMENTS OF CASH FLOWS
              For The Three Months Ended March 31, 1997 and 1996
                            (amounts in thousands)
                                  (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                   ----------------------------------
                                                                                        1997               1996
                                                                                   ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)..........................................................       $   (4,719)        $    1,294
                                                                                   ---------------    ---------------
    ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH (USED IN) PROVIDED BY
      OPERATING ACTIVITIES:
       Depreciation and amortization...........................................            4,719              1,760
       Provision for bad debts.................................................              591                515
       Gain on disposal of assets..............................................             (829)                --
         Other non-cash expenses...............................................              738              2,586
       Changes in assets and liabilities:
         Net increase in accounts receivable and other assets..................           (1,948)            (1,742)
         Net increase (decrease) in accounts payable and accrued liabilities...           (2,318)             2,140
                                                                                   ---------------    ---------------
    TOTAL ADJUSTMENTS..........................................................              953              5,259
                                                                                   ---------------    ---------------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES........................             (693)             6,553
                                                                                   ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures.......................................................          (20,163)           (13,682)
    Proceeds from disposal of assets...........................................            1,072                 --
    Net additions to restricted cash equivalents ..............................               --           (123,523)
                                                                                   ---------------    ---------------
    NET CASH USED IN INVESTING ACTIVITIES......................................          (19,091)          (137,205)
                                                                                   ---------------    ---------------
CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt,
      net of discounts and commissions.........................................               --            164,124
    Principal payments on long-term debt.......................................           (1,943)              (586)
    Proceeds from borrowings under bank line of credit.........................               --              1,045
    Principal payments on bank line of credit..................................               --            (29,200)
    Payments for debt issue costs..............................................               --               (716)
    Advances to (from) affiliates..............................................           (1,595)              (528)
                                                                                   ---------------    ---------------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES........................           (3,538)           134,139
                                                                                   ---------------    ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................          (23,322)             3,487
CASH AND CASH EQUIVALENTS, at beginning of year................................           61,555             14,539
                                                                                   ===============    ===============
CASH AND CASH EQUIVALENTS, at end of period....................................       $   38,233         $   18,026
                                                                                   ===============    ===============

   The accompanying notes are an integral part of these condensed financial statements.

                        COAST HOTELS AND CASINOS, INC.
              (A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BACKGROUND INFORMATION AND BASIS OF PRESENTATION

Background Information

         Coast Hotels and Casinos, Inc. ("The Company"), a Nevada corporation, is a wholly owned subsidiary of Coast Resorts, Inc. ("Coast Resorts"), which is also a Nevada corporation. The Company owns and operates the following Las Vegas hotel-casinos:

            .  Gold Coast Hotel and Casino, approximately one mile west of the
                 Las Vegas Strip on Flamingo Road.

            .  Barbary Coast Hotel and Casino, located on the Las Vegas Strip.

            .  The Orleans Hotel and Casino, located approximately one mile west of the Las Vegas Strip on Tropicana Avenue.

         The Gold Coast and Barbary Coast hotel-casinos had previously been owned and operated independently by two partnerships, Gold Coast Hotel and Casino, a Nevada limited partnership, and Barbary Coast Hotel and Casino, a Nevada general partnership (collectively, the "Predecessor Partnerships"). On January 1, 1996, the partners of the Predecessor Partnerships completed a reorganization (the "Reorganization") with Coast Resorts. Coast Resorts was formed in September 1995 for the purpose of effecting such Reorganization of the Predecessor Partnerships. Coast Resorts, Gold Coast and Barbary Coast were all related through common ownership and management control.

         In the Reorganization, the partners of the Predecessor Partnerships each transferred to Coast Resorts their respective partnership interests in the Predecessor Partnerships in exchange for an aggregate of 1,000,000 shares of common stock, par value $.01 per share, of Coast Resorts ("Coast Resorts Common Stock"). Coast Resorts immediately contributed to the Company all of the assets and liabilities of the Predecessor Partnerships other than those relating to the Coast West Lease, which Coast Resorts contributed to Coast West, another wholly owned subsidiary of Coast Resorts. Coast Resorts retained the liability for an aggregate principal amount of $51.0 million in notes payable to former partners and retained the liability for $1.5 million relating to demand notes due to a related party (the "Exchange Liabilities"). On January 16, 1996, the Exchange Liabilities were exchanged for 494,353 shares of Coast Resorts Common Stock, based upon management's estimate of the fair market value of such Coast Resorts Common Stock.

                        COAST HOTELS AND CASINOS, INC.
              (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BACKGROUND INFORMATION AND BASIS OF PRESENTATION (Continued)

Basis of Presentation

         The accompanying financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 1996. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results for the interim period have been included. The interim results reflected in the unaudited financial statements are not necessarily indicative of expected results for the full year.


NOTE 2 - CONSTRUCTION COMMITMENTS

         In the first quarter of 1997, the Company began construction of Phase Two of The Orleans. The project, expected to cost $35 to $40 million, will include twelve movie theaters, a child care facility, additional restaurants, gaming facilities and space for live entertainment. In addition, the Company began construction in the first quarter of a new restaurant at the Barbary Coast, estimated to cost $1.3 million. As of March 31, 1997, the Company had expended $3.6 million and $.1 million, respectively, related to the two construction projects.


NOTE 3 - INCOME TAXES

         Prior to the Reorganization, the Company operated as individual partnerships which did not pay federal income taxes. The partners of the Predecessor Partnerships were taxed on their proportionate share of each of their respective partnership's taxable income or loss. Effective January 1, 1996 and in connection with the Reorganization, the Predecessor Partnerships were terminated. The change in status to a "C" corporation resulted in the recognition of net deferred tax liabilities, and a corresponding charge to earnings through the income tax provision of approximately $2.5 million for the quarter ended March 31, 1996. In addition, upon termination of the partnership tax status on January 1, 1996, all undistributed earnings of the Predecessor Partnerships were reclassified to additional paid-in capital.

         The pro forma provision for income taxes and the related pro forma net income reflect adjustments to income taxes assuming that the recognition of net deferred tax liabilities occurred prior to January 1, 1996.

                        COAST HOTELS AND CASINOS, INC.
              (A Wholly Owned Subsidiary of Coast Resorts, Inc.)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4-ADVANCES TO COAST WEST

         The Company has agreed to provide advances to Coast West sufficient to make payments on the Coast West Lease and other obligations, up to a maximum of $8 million. The Coast West Lease relates to a parcel of land located in the western area of Las Vegas to be used for future expansion opportunities. The Coast West Lease term runs through December 31, 2055, with three 10-year renewal options, with monthly payments of $166,667 for the year ending December 31, 1995. Thereafter the monthly rent increases by the amount of $5,000 in January of each year. The Coast West Lease includes a put option exercisable by the landlord requiring the purchase of the land at fair market value at the end of the 20th through 24th years of the Coast West Lease, provided that the purchase price shall not be less than ten times, nor more than fifteen times, the annual rent at such time. Based on the terms of the Coast West Lease, the potential purchase price commitment ranges from approximately $31.0 million to approximately $51.0 in the years 2014 through 2018. As of March 31, 1997, the Company had advanced Coast West approximately $3.1 million related to the Coast West Lease and other obligations. Coast West is a development stage enterprise and has no source of income and is therefore solely dependent on the advances to be provided by the Company. There can be no assurance that Coast West will develop a gaming property at the Coast West site, or that it will be able to repay any advances made by the Company. Accordingly, the Company has recorded an allowance for doubtful accounts in an amount equal to the advances for rent.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Results of Operations

         The following table sets forth, for the periods indicated, certain financial information regarding the results of operations of the Company:

                                                Three Months Ended
                                                    March 31,
                                            --------------------------
                                                1997              1996
                                                ----              ----
Net Operating Revenues:
Gold Coast...........................       $ 32,527          $ 35,714
Barbary Coast........................         12,461            11,698
The Orleans..........................         27,391                --
                                            --------          --------
                                            $ 72,379          $ 47,412
                                            ========          ========

Operating Income (Loss):
Gold Coast...........................       $  6,351          $  8,594
Barbary Coast........................            820               962
The Orleans..........................         (2,481)               --
Corporate Expenses...................         (1,631)           (1,077)
                                            --------          --------
                                            $  3,059          $  8,479
                                            ========          ========

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

         Net operating revenues for the Company were $72.4 million in the first quarter of 1997 compared to $47.4 million in the first quarter of 1996, an increase of 52.7% due to the first full quarter of operations of the Company's newest hotel-casino, The Orleans. Operating income decreased $6.4 million to $3.1 million in the quarter ended March 31, 1997 compared to $8.5 million in the same quarter in 1996, primarily as a result of an operating loss of $2.5 million at The Orleans, as well as a decline in operating income at the Gold Coast and the Barbary Coast. The Company experienced a net loss of $1.6 million in the first quarter of 1997 compared to net income of $1.3 million in the same period in 1996, reflecting the net operating loss at The Orleans as well as an increase in net interest expense of $3.7 million. As is more fully described below, The Orleans experienced lower than expected revenues in the quarter, as well as significant expenses which management believes are attributable to the start-up nature of the property.

         Gold Coast. Net operating revenues at the Gold Coast were $32.5 million for the quarter ended March 31, 1997, a decrease of 8.9% over net revenues of $35.7 million in the first quarter of 1996. (Percentages are actual and are not adjusted for rounding.) The decreased revenues were primarily the result of a lower win percentage in keno and the sports book, as well as lower revenues in most other areas which management attributes to the openings of new casinos (including The Orleans) and expanded capacity in others. Casino revenues at the Gold Coast were $23.8 million in the quarter ended March 31, 1997 compared to $26.7 million in the same period in 1996, a decrease of 10.8% largely attributable to lower

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


win percentages in keno and the sports book resulting in revenue decreases of 45.4% and 68.6%, respectively. Additionally, slot revenues declined by 7.6% as a result of lower customer wagering volume. Hotel revenues increased 4.1% over the first quarter of 1996 as an increase in the average room rate was partially offset by a 12.3% decrease in room occupancy. Food and beverage revenues decreased 11.6% as a result of lower customer volume.

         Operating income at the Gold Coast was $6.4 million in the first quarter, a decrease of 26.1% from first quarter 1996 operating income of $8.6 million. A decrease in operating expenses of 3.5% related to lower customer volume was offset by the decrease in revenues discussed above.

         Barbary Coast. Net operating revenues at the Barbary Coast were $12.5 million in the quarter ended March 31, 1997, an increase of 6.5% over first quarter 1996 revenues of $11.7 million. Casino revenues increased 8.1%, primarily as a result of increased race book revenues attributable to higher wagering volume. The race book revenues were partially offset by lower win percentages in keno and the sports book. Food and beverage revenues decreased 8.4%, primarily as a result of lower customer volume, which management attributes to decreased foot traffic as the January opening of the New York, New York Hotel and Casino focused more tourist attention on the south end of the Las Vegas Strip. Hotel and other revenues remained relatively flat compared to the first quarter of 1996.

         Operating income at the Barbary Coast declined 14.8% in the quarter ended March 31, 1997, primarily as a result of increased promotional and marketing expenses related to the increased casino revenues. Other operating expenses in the first quarter remained relatively flat compared to the first quarter of 1996.

         The Orleans. Net operating revenues at The Orleans were $27.4 million in the three months ended March 31, 1997, the first full quarter of operations for the hotel-casino which opened December 18, 1996. Casino revenues were $18.1 million in the quarter, as The Orleans experienced lower than anticipated wagering volume. Food and beverage, hotel and other revenues were also below management expectations in the first quarter.

         First quarter operating loss at The Orleans was $2.5 million, primarily as a result of lower than expected revenues, as well as the high payroll and marketing costs associated with a new gaming operation.


Liquidity and Capital Resources

         The Company's principal sources of liquidity have consisted of cash provided by operating activities and, until termination of a bank credit facility in January 1996, bank financing. On January 30, 1996, the Company issued $175.0 million principal amount of 13% first mortgage notes due 2002 ("First Mortgage Notes"). The net proceeds from the issuance, after deducting discounts and commissions, were approximately $164.1 million. Of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

that amount, approximately $29.2 million was used by the Company to repay all outstanding indebtedness under the Company's revolving credit facility, which was terminated, $19.3 million was deposited into an escrow account to fund the Company's first two semi-annual interest payments on the First Mortgage Notes, and approximately $114.8 million was applied to the cost of developing The Orleans. The balance of approximately $800,000 was used to pay, in part, the offering expenses of approximately $2.4 million. Additionally, approximately $30 million of equipment for the Orleans project was financed through a capital leasing company. The Company is permitted by the indenture pursuant to which the First Mortgage Notes were issued, to borrow up to an additional $20 million for working capital purposes.

         The Company's consolidated cash requirements, in addition to debt service on the First Mortgage Notes and equipment capital leases, include land lease payments for its properties, ongoing maintenance capital expenditures at its existing facilities and periodic enhancements to those facilities. The Company's capital expenditures (exclusive of those associated with the development and construction of The Orleans) for 1996 were approximately $6.2 million, most of which related to normal maintenance capital expenditures. Management expects that maintenance capital expenditures for 1997 will be approximately $7.0 million. In the first quarter of 1997, the Company began construction of Phase Two of The Orleans. The project, expected to cost $35 to $40 million, will include twelve movie theaters, a child care facility, additional restaurants, gaming facilities and space for live entertainment. In addition, the Company began construction in the first quarter of a new restaurant at the Barbary Coast, estimated to cost $1.3 million. The Company expects to finance the capital projects with existing cash reserves, on-going cash from operations and, if necessary, debt and/or equity financing. No assurance can be given that cash from operations, in combination with cash reserves, will be sufficient for the second phase of The Orleans and the Barbary Coast restaurant, or that debt and/or equity financing, if necessary, will be obtainable.


Forward Looking Statements

         The statements in this Management's Discussion and Analysis which are not historical fact are forward looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements are subject to risks and uncertainties, including, but not limited to increased competition, both in Nevada and other jurisdictions, dependence on the Las Vegas area and the Southern California region for a majority of the Company's customers and uncertainties associated with construction projects, including the related disruption of operations and the availability of financing, if necessary.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

         Not Applicable

 .


PART II.  OTHER INFORMATION


Item 1:  Legal Proceedings.

          None.

Item 2:  Changes in Securities.

          None.

Item 3:  Defaults Upon Senior Securities.

          None.

Item 4:  Submission of Matters to a Vote of Security Holders.

          None.

Item 5:  Other Information.

          None.

Item 6:  Exhibits and Reports on Form 8-K:

          (a)  Exhibits.

               27.  Financial Data Schedule.

          (b)  Reports on Form 8-K.

               There were no reports filed on Form 8-K during the three months ended March 31, 1997.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 1997                    COAST HOTELS AND CASINOS, INC., a Nevada
                                        corporation


                                       By:  /s/ Gage Parrish
                                            ------------------------
                                            Gage Parrish
                                            Vice President and Chief Financial
                                             Officer