Form 10-Q
period 1997-06-30
COAST HOTELS & CASINOS INC
filed 1997-08-14
CIK 1013559

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                                 _____________

                                   FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarterly Period Ended June 30, 1997

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Transition Period from ____________________ to _____________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Shares of Common Stock outstanding as of  June 30, 1997:  1,000

--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS.


                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                            CONDENSED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                   June 30,    December 31,
                                                     1997          1996
                                                   --------    ------------

          ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.....................  $ 20,626      $ 61,555
   Accounts receivable, net......................     4,142         3,659
   Other current assets..........................    15,408        14,427
                                                   --------      --------
      TOTAL CURRENT ASSETS.......................    40,176        79,641
PROPERTY AND EQUIPMENT, net......................   290,766       286,025
OTHER ASSETS.....................................     8,737         6,680
                                                   --------      --------
                                                   $339,679      $372,346
                                                   ========      ========
        LIABILITIES AND
     STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable..............................  $  7,535      $ 13,479
   Accrued liabilities...........................    22,411        23,864
   Construction accounts payable.................     4,601        23,517
   Current portion of long-term debt.............     7,561         6,781
                                                   --------      --------
      TOTAL CURRENT LIABILITIES..................    42,108        67,641
                                                   --------      --------

LONG-TERM DEBT, less current portion.............   191,427       195,764
                                                   --------      --------
DEFERRED RENT....................................     3,765         2,577
                                                   --------      --------
OTHER LIABILITIES................................     5,343         5,686
                                                   --------      --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
   Common Stock, $1.00 par value, 25,000 shares
   authorized, 1,000 shares issued and
   outstanding...................................         1             1
   Additional paid-in capital....................    95,858        95,858
   Retained earnings.............................     1,177         4,819
                                                   --------      --------
      TOTAL STOCKHOLDERS EQUITY..................    97,036       100,678
                                                   --------      --------
                                                   $339,679      $372,346
                                                   ========      ========

   The accompanying notes are an integral part of these condensed financial statements.

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                       CONDENSED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                         Three Months Ended        Six Months Ended
                                                              June 30,                 June 30,
                                                        ----------------------------------------------
                                                           1997       1996         1997        1996
                                                        ---------   ---------   ----------   ---------
OPERATING REVENUES:
    Casino...........................................    $51,679     $35,380     $103,581    $ 71,300
    Food and beverage................................     14,903       9,510       30,183      19,389
    Hotel............................................      7,288       3,496       14,336       7,017
    Other............................................      4,714       2,463        9,188       4,914
                                                         -------     -------     --------    --------
        GROSS OPERATING REVENUES.....................     78,584      50,849      157,288     102,620
    Less:  promotional allowances....................     (6,251)     (4,061)     (12,571)     (8,420)
                                                         -------     -------     --------    --------
        NET OPERATING REVENUES.......................     72,333      46,788      144,717      94,200
                                                         -------     -------     --------    --------
OPERATING EXPENSES:
    Casino...........................................     27,461      16,903       55,174      33,842
    Food and beverage................................     12,404       7,268       25,222      14,672
    Hotel............................................      3,141       1,806        6,131       3,485
    Other............................................      3,878       1,827        7,596       3,698
    General and administrative.......................     15,739       9,431       32,509      18,712
    Deferred rent....................................        594          --        1,189          --
    Depreciation and amortization....................      4,764       1,861        9,485       3,622
                                                         -------     -------     --------    --------
TOTAL OPERATING EXPENSES.............................     67,981      39,096      137,306      78,031
                                                         -------     -------     --------    --------
        OPERATING INCOME.............................      4,352       7,692        7,411      16,169
                                                         -------     -------     --------    --------
OTHER INCOME (EXPENSES)
    Interest expense.................................     (6,550)     (5,870)     (13,030)    (10,177)
    Interest income..................................         --       1,484           98       2,447
    Interest capitalized.............................         --       1,530           --       2,231
    Gain on disposal of assets.......................         --           2          829           2
                                                         -------     -------     --------    --------
TOTAL OTHER INCOME (EXPENSES)........................     (6,550)     (2,854)     (12,103)     (5,497)
                                                         -------     -------     --------    --------

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)..     (2,198)      4,838       (4,692)     10,672
                                                         -------     -------     --------    --------
INCOME TAX PROVISION (BENEFIT).......................       (202)      1,693       (1,050)      6,235
                                                         -------     -------     --------    --------
NET INCOME (LOSS)....................................    $(1,996)    $ 3,145     $ (3,642)   $  4,437
                                                         =======     =======     ========    ========
PRO FORMA DATA (reflecting change in tax status):
    Provision (benefit) for income taxes.............       (202)      1,693       (1,050)      3,735
                                                         -------     -------     --------    --------
    Net income (loss)................................    $(1,996)    $ 3,145     $ (3,642)   $  6,937
                                                         =======     =======     ========    ========

    The accompanying notes are an integral part of these condensed financial statements.

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                             --------------------------------
                                                                               1997                   1996
                                                                             --------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).....................................................      $ (3,642)              $   4,437
                                                                             --------               ---------
 ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
  CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Depreciation and amortization.......................................         9,485                   3,622
   Provision for bad debts.............................................         1,083                   1,068
   Gain on disposal of assets..........................................          (829)                     (2)
   Deferred income taxes...............................................         1,181                   2,500
   Other non-cash expenses.............................................         1,484                     217
   Changes in assets and liabilities:
     Net increase in accounts receivable and other assets..............        (3,552)                 (2,003)
     Net increase (decrease) in accounts payable and accrued
      liabilities......................................................        (7,345)                  1,135
                                                                             --------               ---------
 TOTAL ADJUSTMENTS.....................................................         1,507                   6,537
                                                                             --------               ---------
 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES...................        (2,135)                 10,974
                                                                             --------               ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures..................................................       (32,901)                (42,793)
 Proceeds from disposal of assets......................................         1,088                      20
 Net additions to restricted cash equivalents..........................            --                 (91,137)
                                                                             --------               ---------
 NET CASH USED IN INVESTING ACTIVITIES.................................       (31,813)               (133,910)
                                                                             --------               ---------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt,
   net of discounts and commissions....................................            --                 164,124
 Principal payments on long-term debt..................................        (3,852)                 (1,181)
 Proceeds from borrowings under bank line of credit....................            --                   1,045
 Principal payments on bank line of credit.............................            --                 (29,200)
 Payments for debt issue costs.........................................            --                  (1,236)
 Advances to affiliates................................................        (3,129)                 (2,856)
                                                                             --------               ---------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...................        (6,981)                130,696
                                                                             --------               ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................       (40,929)                  7,760
CASH AND CASH EQUIVALENTS, at beginning of year........................        61,555                  14,539
                                                                             --------               ---------
CASH AND CASH EQUIVALENTS, at end of period............................        20,626               $  22,299
                                                                             ========               =========

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


NOTE 2 - CONSTRUCTION COMMITMENTS

     In the first quarter of 1997, the Company began construction of Phase Two of The Orleans. The project, expected to cost $35 to $40 million, will include twelve movie theaters, a child care facility, additional restaurants, gaming facilities and space for live entertainment. In addition, the Company began construction in the first quarter of 1997 of a new restaurant at the Barbary Coast, estimated to cost $1.3 million. As of June 30, 1997, the Company had expended $8.6 million and $812,000, respectively, related to the two construction projects.


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

     Subsequent to the Reorganization, the Company is included in the consolidated federal income tax return filed by Coast Resorts. The Company's tax is allocated based on the amount of tax it would incur if it filed a separate return. Coast Resorts will pay the Company an amount equal to the tax benefit arising from the utilization of net operating losses of the Company to the extent that such losses result in a reduction in the amount of tax payable by Coast Resorts. For the three months and six months ended June 30, 1997, the income tax benefit differs from that computed at the federal statutory corporate tax rate due to limitations

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES (continued)

on Coast Resorts' ability to utilize the net operating losses generated by the Company and adjustment of prior year tax liabilities.

     The pro forma provision for income taxes and the related pro forma net income reflect adjustments to income taxes assuming that the recognition of net deferred tax liabilities occurred prior to January 1, 1996.





NOTE 4-ADVANCES TO COAST WEST

     The Company has agreed to provide advances to Coast West sufficient to make payments on the Coast West Lease and other obligations, up to a maximum of $8 million. The Coast West Lease relates to a parcel of land located in the western area of Las Vegas to be used for future expansion opportunities. The Coast West Lease term runs through December 31, 2055, with three 10-year renewal options, with monthly payments of $166,667 for the year ending December 31, 1995. Thereafter the monthly rent increases by the amount of $5,000 in January of each year. The Coast West Lease includes a put option exercisable by the landlord requiring the purchase of the land at fair market value at the end of the 20th through 24th years of the Coast West Lease, provided that the purchase price shall not be less than ten times, nor more than fifteen times, the annual rent at such time. Based on the terms of the Coast West Lease, the potential purchase price commitment ranges from approximately $31.0 million to approximately $51.0 in the years 2014 through 2018. As of June 30, 1997, the Company had advanced Coast West approximately $3.6 million related to the Coast West lease. Coast West is a development stage enterprise and has no source of income and is therefore solely dependent on the advances to be provided by the Company. There can be no assurance that Coast West will develop a gaming property at the Coast West site, or that it will be able to repay any advances made by the Company. Accordingly, the Company has recorded an allowance for doubtful accounts in an amount equal to the advances for rent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     The following table sets forth, for the periods indicated, certain financial information regarding the results of operations of the Company:


                                                   Three Months Ended                          Six Months Ended
                                                        June 30,                                    June 30,
                                               ------------------------------------------------------------------------
                                                 1997               1996                     1997                1996
                                               --------            -------                 --------             -------
NET OPERATING REVENUES:
Gold Coast                                      $31,427            $35,055                 $ 63,955             $70,768
Barbary Coast                                    10,176             11,733                   22,639              23,432
The Orleans                                      30,730                 --                   58,123                  --
                                                --------------------------                 ----------------------------
                                                $72,333            $46,788                 $144,717             $94,200
                                                ==========================                 ============================

OPERATING INCOME (LOSS):
Gold Coast                                      $ 5,674            $ 7,727                 $ 12,025             $16,317
Barbary Coast                                      (898)             1,260                      (79)              2,224
The Orleans                                       1,264                 --                   (1,217)                 --
Corporate Expenses                               (1,688)            (1,295)                  (3,318)             (2,372)
                                                --------------------------                 ----------------------------
                                                $ 4,352            $ 7,692                 $  7,411             $16,169
                                                ==========================                 ============================

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996 and Six Months ended June 30, 1997 Compared to Six Months Ended June 30, 1996

     Net revenues for the Company were $72.3 million in the quarter ended June 30, 1997, an increase of $25.5 million (54.6%) over revenues of $46.8 million in the same quarter in 1996. For the six months ended June 30, 1997, net revenues were $144.7 million, an increase of $50.5 million (53.6%) over revenues of $94.2 million in the first six months of 1996. The increases were due to the opening of the Company's newest hotel-casino, The Orleans, in December 1996.

     Operating income decreased to $4.4 million in the quarter ended June 30, 1997 compared to $7.7 million in the second quarter of 1996. For the first six months of 1997, operating income decreased to $7.4 million compared to $16.2 million in the same period in 1996. The decreases were primarily due to lower-than-expected results at the Company's newest hotel-casino, the Orleans, as well as decreases at the Company's other two hotel-casinos, the Gold Coast and the Barbary Coast (discussed below).

     Net loss for the quarter ended June 30, 1997 was $2.0 million compared to net income of $3.1 million in the quarter ended June 30, 1996. For the first six months of 1997 net loss was $3.6 million compared to net income of $4.4 million in the first six months of 1996. The

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

decreases were due to increased interest expense as well as the lower-than-expected operating results at the Company's three hotel-casinos described below.

     Gold Coast.  Net revenues for the Gold Coast Hotel and Casino declined in
     ----------
the three months and six months ended June 30, 1997 compared to revenues in the same periods in 1996. For the three months ended June 30, 1997, net revenues were $31.4 million compared to $35.1 million in 1996, a decrease of $3.7 million (10.4%). For the six months ended June 30, 1997, net revenues were $64.0 million compared to $70.8 million in 1996, a decrease of $6.8 million (9.6%). Compared to 1996, casino revenues declined $3.0 million in the second quarter and $5.9 million in the first six months, due to lower customer wagering volume and low win percentages. Food and beverage business decreased causing revenues to decline $972,000 in the second quarter and $1.8 million in the first six months of 1997, down 13.6% and 12.6%, respectively, compared to the same two periods in 1996. Management attributes the overall revenue decline at the Gold Coast to the openings of new casinos (including The Orleans) and expanded capacity in others. Due to the lower revenues, operating income at the Gold Coast was $5.7 million in the second quarter of 1997 compared to $7.7 million in the second quarter of 1996. For the six months ended June 30, 1997, Gold Coast operating income was $12.0 million compared to $16.3 million in 1996.

     Barbary Coast.  Net revenues for the Barbary Coast Hotel and Casino were
     -------------
$10.2 million in the second quarter of 1997 compared to $11.7 million in the same period in 1996, a decrease of 13.3%. For the first six months of 1997, net revenues were $22.6 million, a 3.4% decrease from revenues of $23.4 million in the first half of 1996. The lower revenues were primarily due to casino revenues which declined $1.6 million (17.2%) in the second quarter of 1997 compared to the second quarter of 1996, and declined $875,000 (4.7%) in the first half of 1997 compared to the first half of 1996. Second quarter table games revenues declined $2.4 million (50.9%) compared to 1996 and for the first six months table games revenues declined $2.5 million (29.0%) compared to 1996. The lower table games revenues were due to a decrease in customer wagering volume (11.8% in the second quarter and 7.6% for the first half of 1997) and to a low table games win percentage. Due to the lower revenues, the Barbary Coast experienced an operating loss of $898,000 in the quarter ended June 30, 1997 compared to operating income of $1.3 million in 1996. For the first six months of 1997, the Barbary Coast had an operating loss of $79,000 compared to operating income of $2.2 million in the first half of 1996.

     The Orleans.  The three months ended June 30, 1997 was the second full
     -----------
quarter of operations for the hotel-casino which opened December 18, 1996. Net operating revenues for the three months and six months ended June 30, 1997 were $30.7 million and $58.1 million, respectively. Operating income was $1.3 million in the second quarter of 1997 compared to an operating loss of $2.5 million in the first quarter. The increase was primarily due to a 15.4% increase in casino revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity have consisted of cash provided by operating activities and, until termination of a bank credit facility in January 1996, bank financing. On January 30, 1996, the Company issued $175.0 million principal amount of 13% first mortgage notes due 2002 ("First Mortgage Notes"). The net proceeds from the issuance, after deducting discounts and commissions, were approximately $164.1 million. Of that amount, approximately $29.2 million was used by the Company to repay all outstanding indebtedness under the Company's revolving credit facility, which was terminated, $19.3 million was deposited into an escrow account to fund the Company's first two semi-annual interest payments on the First Mortgage Notes, and approximately $114.8 million was applied to the cost of developing The Orleans. The balance of approximately $800,000 was used to pay, in part, the offering expenses of approximately $2.4 million. Additionally, approximately $30 million of equipment for the Orleans project was financed through a capital lease. The Company is permitted by the indenture pursuant to which the First Mortgage Notes were issued, to borrow up to an additional $20 million for working capital purposes. The Company may obtain financing for working capital purposes, but no arrangements for such financing have been finalized.

     The Company's consolidated cash requirements, in addition to debt service on the First Mortgage Notes and equipment capital leases, include land lease payments for its properties, ongoing maintenance capital expenditures at its existing facilities and periodic enhancements to those facilities. The Company's capital expenditures (exclusive of those associated with the development and construction of The Orleans) for 1996 were approximately $6.2 million, most of which related to normal maintenance capital expenditures. Management expects that maintenance capital expenditures for 1997 will be approximately $7.0 million. In the first quarter of 1997, the Company began construction of Phase Two of The Orleans. The project, expected to cost $35 to $40 million, will include twelve movie theaters, a child care facility, additional restaurants, gaming facilities and space for live entertainment. In addition, the Company began construction in the 1997 first quarter of a new restaurant at the Barbary Coast, estimated to cost $1.3 million. The Company expects to finance the capital projects with existing cash reserves, cash from operations and, if necessary, debt and/or equity financing. No assurance can be given that cash from operations, in combination with cash reserves, will be sufficient for the second phase of The Orleans and the Barbary Coast restaurant, or that debt and/or equity financing, if necessary, will be obtainable. The Company may obtain financing for working capital purposes, but no arrangements for any such financing have been finalized.


FORWARD LOOKING STATEMENTS

     The statements in this Management's Discussion and Analysis which are not historical fact are forward looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements are subject to risks and uncertainties, including, but not limited to increased competition, both in Nevada and other jurisdictions, dependence on the Las Vegas area and the Southern California region for a majority of the Company's customers, uncertainties associated with construction projects, including the related disruption of operations and the availability of financing, if necessary, which could cause actual results to vary materially from those discussed herein.

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

         None.

Item 5:  Other Information.

         None.

Item 6:  Exhibits and Reports on Form 8-K:

         (a)  Exhibits.

              27. Financial Data Schedule.

         (b)  Reports on Form 8-K.

              There were no reports filed on Form 8-K during the three months ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 1997         COAST HOTELS AND CASINOS, INC., a Nevada
                               corporation

                               By:   /s/ Gage Parrish
                                     -----------------------------------
                                     Gage Parrish
                                     Vice President and Chief Financial Officer