Form 10-Q
period 1997-09-30
COAST HOTELS & CASINOS INC
filed 1997-11-14
CIK 1013559

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                                 _____________
                                   FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 1997

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from _______________________ to_________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No__
                                                -

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Shares of Common Stock outstanding as of  September 30, 1997:  1,000

 _______________________________________________________________________________
ITEM 1.  FINANCIAL STATEMENTS.

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                            CONDENSED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                             SEPTEMBER 30,         DECEMBER 31,
                                                                                 1997                  1996
                                                                             -------------          -----------
                                ASSETS

CURRENT ASSETS:
   Cash and cash equivalents..........................................            $ 22,110             $ 53,369
   Restricted cash equivalents, in escrow account.....................                   -                8,186
   Accounts receivable, net...........................................               4,182                3,659
   Other current assets...............................................              16,265               14,427
                                                                             -------------          -----------
   TOTAL CURRENT ASSETS...............................................              42,557               79,641
PROPERTY AND EQUIPMENT, net...........................................             300,595              286,025
OTHER ASSETS..........................................................               8,500                6,680
                                                                             -------------          -----------
                                                                                  $351,652             $372,346
                                                                             =============          ===========
                                LIABILITIES AND
                             STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable...................................................            $  5,891             $ 13,479
   Accrued liabilities................................................              31,497               23,864
   Construction accounts payable......................................               7,851               23,517
   Current portion of long-term debt..................................               8,031                6,781
                                                                             -------------          -----------
   TOTAL CURRENT LIABILITIES..........................................              53,270               67,641
                                                                              -------------          -----------
LONG-TERM DEBT, less current portion..................................             192,334              195,764
                                                                             -------------          -----------
DEFERRED RENT.........................................................               4,360                2,577
                                                                             -------------          -----------
OTHER LIABILITIES.....................................................               5,981                5,686
                                                                             -------------          -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
   Common Stock, $1.00 par value, 25,000 shares authorized,
   1,000 shares issued and outstanding................................                   1                    1
   Additional paid - in capital.......................................              95,858               95,858
   Retained earnings (deficit)........................................                (152)               4,819
                                                                             -------------          -----------
   TOTAL STOCKHOLDER'S EQUITY.........................................              95,707              100,678
                                                                             -------------          -----------
                                                                                  $351,652             $372,346
                                                                             =============          ===========

    The accompanying notes are an integral part of these condensed financial statements.

                         COAST HOTELS AND CASINOS, INC.
              (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                      CONDENSED STATEMENTS OF OPERATIONS
    FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                                            SEPTEMBER 30,            SEPTEMBER 30,
                                                     -------------------------------------------------
                                                          1997        1996         1997         1996
                                                        ---------   ---------   ----------   ----------
OPERATING REVENUES:
    Casino.........................................      $50,655     $36,324     $154,235     $107,624
    Food and beverage..............................       15,233       9,248       45,416       28,637
    Hotel..........................................        6,475       3,577       20,811       10,594
    Other..........................................        4,937       2,597       14,112        7,511
                                                      -----------   ----------  ----------   ----------
            GROSS OPERATING REVENUES...............       77,300      51,746      234,574      154,366
        Less:  promotional allowances..............       (6,859)     (4,088)     (19,430)     (12,508)
                                                      -----------   ----------  ----------   ----------
            NET OPERATING REVENUES.................       70,441      47,658      215,144      141,858
                                                      -----------   ----------  ----------   ----------
OPERATING EXPENSES:
    Casino.........................................       27,878      18,661       83,052       52,503
    Food and beverage..............................       11,429       7,222       36,651       21,894
    Hotel..........................................        3,022       1,753        9,154        5,238
    Other..........................................        4,114       1,954       11,709        5,652
    General and administrative.....................       14,164      10,486       45,624       29,198
    Land lease.....................................        1,119          --        3,358           --
    Depreciation and amortization..................        4,743       1,969       14,227        5,591
                                                      -----------   ----------  ----------   ----------
TOTAL OPERATING EXPENSES...........................       66,469      42,045      203,775      120,076
                                                      -----------   ----------  ----------   ----------
    OPERATING INCOME...............................        3,972       5,613       11,369       21,782
                                                      -----------   ----------  ----------   ----------
OTHER INCOME (EXPENSES)
  Interest expense.................................       (6,577)     (5,884)     (19,607)     (16,061)
  Interest income..................................           --         959           98        3,406
  Interest capitalized.............................          543       2,670          543        4,901
  Gain on disposal of assets.......................           52          --          895            2
                                                      -----------   ----------  ----------   ----------
TOTAL OTHER INCOME (EXPENSES)......................       (5,982)     (2,255)     (18,071)      (7,752)
                                                      -----------   ----------  ----------   ----------

INCOME (LOSS) BEFORE INCOME TAX
PROVISION (BENEFIT)................................       (2,010)      3,358       (6,702)      14,030
                                                      -----------   ----------  ----------   ----------
INCOME TAX PROVISION (BENEFIT).....................         (681)      1,175       (1,731)       7,411
                                                      -----------   ----------  ----------   ----------
NET INCOME (LOSS)..................................      $(1,329)    $ 2,183     $ (4,971)    $  6,619
                                                      ===========   ==========  ==========   ==========
PRO FORMA DATA (reflecting change in tax status):
    Provision (benefit) for income taxes...........         (681)      1,175       (1,731)       4,911
                                                      -----------   ----------  ----------   ----------
    Net income (loss)..............................      $(1,329)    $ 2,183     $ (4,971)    $  9,119
                                                      ===========   ==========  ===========  ==========

    The accompanying notes are an integral part of these condensed financial statements.

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                       CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                            -----------------------------------------
                                                                                    1997                    1996
                                                                            -----------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)................................................             $ (4,971)              $   6,619
                                                                            -----------------      ------------------
       ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
        CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
       Depreciation and amortization....................................               14,227                   5,575
       Provision for bad debts..........................................                1,700                   1,595
       Gain on disposal of assets.......................................                 (895)                     (2)
       Deferred income taxes............................................                    9                   2,500
       Other non-cash expenses..........................................                2,236                     355
       Changes in assets and liabilities:
       Net increase in accounts receivable and other assets.............               (4,535)                 (1,234)
       Net increase in accounts payable and accrued liabilities.........                   45                  11,191
                                                                            -----------------      ------------------
       TOTAL ADJUSTMENTS................................................               14,597                  19,980
                                                                            -----------------      ------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES........................                9,626                  26,599
                                                                            -----------------      ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures, net of construction accounts payable.......              (43,888)                (82,617)
       Proceeds from disposal of assets.................................                1,143                      21
       Net reductions (additions) to restricted cash equivalents........                8,186                 (56,378)
                                                                            -----------------      ------------------
       NET CASH USED IN INVESTING ACTIVITIES............................              (34,559)               (138,974)
                                                                            -----------------      ------------------
CASH FLOW FROM FINANCING ACTIVITIES:
       Proceeds from issuance of long-term debt,
         net of discounts and commissions...............................                3,200                 164,098
       Principal payments on long-term debt.............................               (5,832)                 (1,505)
       Proceeds from borrowings under bank line of credit...............                   --                   1,045
       Principal payments on bank line of credit........................                   --                 (29,200)
       Payments for debt issue costs....................................                   --                  (1,236)
       Advances to affiliates...........................................               (3,694)                 (4,015)
                                                                            -----------------      ------------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             (6,326)                129,187
                                                                            -----------------      ------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................              (31,259)                 16,812
CASH AND CASH EQUIVALENTS, at beginning of year.........................               53,369                  14,539
                                                                            -----------------      ------------------
CASH AND CASH EQUIVALENTS, at end of period.............................             $ 22,110               $  31,351
                                                                            =================      ==================

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

     In the Reorganization, the partners of the Predecessor Partnerships each transferred to Coast Resorts their respective partnership interests in the Predecessor Partnerships in exchange for an aggregate of 1,000,000 shares of common stock, par value $.01 per share, of Coast Resorts ("Coast Resorts Common Stock"). Coast Resorts immediately contributed to the Company all of the assets and liabilities of the Predecessor Partnerships other than those relating to the Coast West Lease (see Note 4), which Coast Resorts contributed to Coast West, Inc. ("Coast West"), another wholly owned subsidiary of Coast Resorts. Coast Resorts retained the liability for an aggregate principal amount of $51.0 million in notes payable to former partners and retained the liability for $1.5 million relating to demand notes due to a related party (the "Exchange Liabilities"). On January 16, 1996, the Exchange Liabilities were exchanged for 494,353 shares of Coast Resorts Common Stock, based upon management's estimate of the fair market value of such Coast Resorts Common Stock.

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


NOTE 2 - CONSTRUCTION COMMITMENTS
     In the first quarter of 1997, the Company began construction of Phase Two of The Orleans. The project, expected to cost $35 to $40 million, will include twelve movie theaters, a child care facility, additional restaurants, gaming facilities and space for live entertainment. Management anticipates that the first part of the project, including the movie theaters and child care facility, will open in December 1997. In addition, in October 1997 the Company completed and opened a new restaurant at the Barbary Coast, estimated to cost $1.9 million. As of September 30, 1997, the Company had incurred $20.7 million and $1.7 million, respectively, of costs related to the two construction projects.

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

     Subsequent to the Reorganization, the Company is included in the consolidated federal income tax return filed by Coast Resorts. The Company's tax is allocated based on the amount of tax it would incur if it filed a separate return. Coast Resorts will pay the Company an amount equal to the tax benefit arising from the utilization of net operating losses of the Company to the extent that such losses result in a reduction in the amount of tax payable by

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES (CONTINUED)

Coast Resorts. For the three months and nine months ended September 30, 1997, the income tax benefit differs from that computed at the federal statutory corporate tax rate due to limitations on Coast Resorts' ability to utilize the net operating losses generated by the Company and adjustment of prior year tax liabilities.
     The pro forma provision for income taxes and the related pro forma net income reflect adjustments to income taxes assuming that the recognition of net deferred tax liabilities occurred prior to January 1, 1996.


NOTE 4-ADVANCES TO COAST WEST

     The Company has agreed to provide advances to Coast West sufficient to make payments on the Coast West Lease (described below) and other obligations, up to a maximum of $8 million. The Coast West Lease relates to a parcel of land located in the western area of Las Vegas to be used for future expansion opportunities. The Coast West Lease term runs through December 31, 2055, with three 10-year renewal options, with monthly payments of $166,667 in 1995, $171,667 in 1996 and $176,667 in 1997. Monthly rent increases by the amount of $5,000 in January of each year. The Coast West Lease includes a put option exercisable by the landlord requiring the purchase of the land at fair market value at the end of the 20th through 24th years of the Coast West Lease, provided that the purchase price shall not be less than ten times, nor more than fifteen times, the annual rent at such time. Based on the terms of the Coast West Lease, the potential purchase price commitment ranges from approximately $31.0 million to approximately $51.0 in the years 2014 through 2018. As of September 30, 1997, the Company had advanced Coast West approximately $5.1 million related to the Coast West lease payments and certain development expenses. Coast West is a development stage enterprise and has no source of income and is therefore solely dependent on the advances provided by the Company. There can be no assurance that Coast West will develop a gaming property at the Coast West site, or that it will be able to repay any advances made by the Company. Accordingly, the Company has recorded an allowance for doubtful accounts in an amount equal to the advances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial information regarding the results of operations of the Company:

                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                  SEPTEMBER 30,                           SEPTEMBER 30,
                                     -------------------------------------------------------------------------------
                                              1997              1996                    1997               1996
                                        ----------------   ---------------        -----------------   --------------

GOLD COAST
Net operating revenues.................      $29,994           $34,652                 $ 93,950          $105,420
Operating income.......................      $ 4,822           $ 6,271                 $ 16,847          $ 22,588
EBITDA (1).............................      $ 6,029           $ 7,479                 $ 20,455          $ 26,057

BARBARY COAST
Net operating revenues.................      $10,884           $13,006                 $ 33,509          $ 36,438
Operating income.......................      $   611           $   773                 $    518          $  2,997
EBITDA (1).............................      $ 1,008           $ 1,182                 $  1,721          $  4,227

THE ORLEANS
Net operating revenues.................      $29,563                 -                 $ 87,686                 -
Operating income.......................      $   245                 -                 $   (972)                -
EBITDA (1).............................      $ 3,628                 -                 $  9,182                 -
EBITDAR (1)............................      $ 4,153                 -                 $ 10,757                 -

TOTAL (INCLUDING CORPORATE)
Net operating revenues.................      $70,441           $47,658                 $215,144          $141,858
Operating income.......................      $ 3,972           $ 5,613                 $ 11,369          $ 21,782
EBITDA (1).............................      $ 9,311           $ 7,582                 $ 27,382          $ 27,373
EBITDAR (1)............................      $ 9,836                 -                 $ 28,957                 -

(1) "EBITDA" is defined as operating income plus depreciation, amortization and deferred (non-cash) rent. "EBITDAR" is defined as operating income plus depreciation, amortization and rent expense (both cash and deferred). EBITDA and EBITDAR should not be construed as alternatives to operating income as an indicator of the company's operating performance, or as alternatives to cash provided by operating activities as an indicator of cash flows or a measure of liquidity. EBITDA and EBITDAR are presented solely as supplemental disclosure because management believes that they are widely used measures of financial performance in the gaming industry.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996 and Nine Months ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

     Net revenues for the Company were $70.4 million in the quarter ended September 30, 1997, an increase of $22.7 million (47.6%) over revenues of $47.7 million in the same quarter in 1996. For the nine months ended September 30, 1997, net revenues were $215.1 million, an increase of $73.2 million (51.6%) over revenues of $141.9 million in the first nine months of 1996. The increases were due to the opening of the Company's newest hotel-casino, The Orleans, in December 1996.

     Operating income decreased $1.6 million (28.6%) to $4.0 million in the quarter ended September 30, 1997 compared to $5.6 million in the third quarter of 1996. For the first nine months of 1997, operating income decreased $10.4 million (47.7%) to $11.4 million compared to $21.8 million in the same period in 1996. The decreases were primarily due to lower-than-expected revenues at the Company's newest hotel-casino, The Orleans, as well as continued decreased revenues at the Company's other two hotel-casinos, the Gold Coast and the Barbary Coast (discussed below).

     Net loss for the quarter ended September 30, 1997 was $1.3 million compared to net income of $2.2 million in the quarter ended September 30, 1996. For the first nine months of 1997 net loss was $5.0 million compared to net income of $6.6 million in the first nine months of 1996. The decreases were due to increased interest expense as well as the decreases in operating income at the Gold Coast and Barbary Coast described below and the lower-than-expected operating results at The Orleans.

     Gold Coast.  Net revenues for the Gold Coast Hotel and Casino declined in
     ----------
the three months and nine months ended September 30, 1997 compared to revenues in the same periods in 1996. For the three months ended September 30, 1997, net revenues were $30.0 million compared to $34.7 million in 1996, a decrease of $4.7 million (13.5%). For the nine months ended September 30, 1997, net revenues were $94.0 million compared to $105.4 million in 1996, a decrease of $11.4 million (10.8%). Compared to 1996, third quarter casino revenues declined $3.5 million (13.6%) and nine month casino revenues declined $9.4 million (12.0%), primarily due to lower customer wagering volume. Food and beverage business decreased as a result of reduced customer traffic, causing revenues to decline $856,000 in the third quarter and $2.7 million in the first nine months of 1997, down 12.4% and 12.5%, respectively, compared to the same two periods in 1996. Lower hotel room occupancy rates contributed to a $277,000 (10.8%) decline in third quarter hotel revenues and a $125,000 (1.6%) decline in hotel revenues for the nine months ended September 30, 1997. Management attributes the overall revenue decline at the Gold Coast to the increased competition from the openings of new casinos (including The Orleans) and expanded capacity in others. Gold Coast operating expenses were $25.2 million in the third quarter compared to $28.4 million in the third quarter of 1996, a reduction of 11.3%. For the first nine months of 1997, operating expenses were $77.1 million, down 6.9% from 1996 expenses of $82.8 million. Due to the lower revenues, operating income at the Gold Coast was $4.8 million in the third quarter of 1997 compared
to $6.3 million in the second quarter of 1996, down 23.8%.   For the nine months
ended

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

September 30, 1997, Gold Coast operating income was $16.8 million compared to $22.6 million in 1996, down 25.7%.

     Barbary Coast.  Net revenues for the Barbary Coast Hotel and Casino were
     -------------
$10.9 million in the third quarter of 1997 compared to $13.0 million in the same period in 1996, a decrease of 16.2%. For the first nine months of 1997, net revenues were $33.5 million, an 8.0% decrease from revenues of $36.4 million in the first nine months of 1996. The lower revenues were due to a decline in casino revenues, down $2.1 million (19.8%) in the third quarter, primarily as a result of lower pari-mutuel wagering in the race book. For the nine months ended September 30, 1997, casino revenues declined $3.2 million (10.2%) compared to 1996, primarily as a result of an 8.5% decrease in table games wagering volume and a lower table games win percentage than in the previous year. Operating expenses remained relatively constant for the two periods, but the lower revenues caused operating income to decline to $611,000 in the third quarter of 1997, compared to $773,000 in 1996. For the nine months ended September 30, 1997, operating income was $518,000 compared to $3.0 million in the first nine months of 1996.

     The Orleans.  The three months ended September 30, 1997 represented the
     -----------
third full quarter of operations for The Orleans, which opened on December 18, 1996. Net operating revenues for the three months and nine months ended September 30, 1997 were $29.6 million and $87.7 million, respectively. Operating income was $245,000 in the third quarter of 1997 compared to operating income of $1.3 million in the second quarter and an operating loss of $2.5 million in the first quarter. Compared to the second quarter of 1997, third quarter table games handle (wagering volume) decreased 7.3%, but slot wagering increased 6.8%. Third quarter hotel revenues declined 10.5% compared to the second quarter, reflecting a lower occupancy rate and lower average daily room rates. Restaurant customer volume increased 9.4% in the third quarter, contributing to a 4.9% increase in food and beverage revenues over the second quarter.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity have consisted of cash provided by operating activities and, until termination of a bank credit facility in January 1996, bank financing. On January 30, 1996, the Company issued $175.0 million principal amount of 13% first mortgage notes due 2002 ("First Mortgage Notes"). The net proceeds from the issuance, after deducting discounts and commissions, were approximately $164.1 million. Of that amount, approximately $29.2 million was used by the Company to repay all outstanding indebtedness under the Company's revolving credit facility, which was terminated, $19.3 million was deposited into an escrow account to fund the Company's first two semi-annual interest payments on the First Mortgage Notes, and approximately $114.8 million was applied to the cost of developing The Orleans. The balance of approximately $800,000 was used to pay, in part, the offering expenses of approximately $2.4 million. Additionally, approximately $30 million of equipment for The Orleans was financed through a capital lease.

     The Company is permitted by the indenture pursuant to which the First Mortgage Notes were issued, to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



borrow up to an additional $20 million for working capital purposes, and is in discussions with respect to working capital financing. In August 1997, the Company incurred $3.2 million in equipment financing, resulting in an aggregate of $27.6 million of equipment financing outstanding at September 30, 1997.

     The Company's consolidated cash requirements, in addition to debt service on the First Mortgage Notes and equipment capital leases, include land lease payments for its properties, ongoing maintenance capital expenditures at its existing facilities and periodic enhancements to those facilities. The Company's capital expenditures (exclusive of those associated with the development and construction of The Orleans) for 1996 were approximately $6.2 million, most of which related to normal maintenance capital expenditures. Management expects that maintenance capital expenditures for 1997 will be approximately $6.0 million.

     In the first quarter of 1997, the Company began construction of Phase Two of The Orleans. The project, expected to cost $35 to $40 million, will include twelve movie theaters, a child care facility, additional restaurants, gaming facilities and space for live entertainment. Management anticipates that the first part of the project, including the movie theaters and child care facility, will open in December 1997. Through September 30, 1997, the Company had incurred $20.7 million of costs related to the project. In October 1997, the Company completed and opened a new restaurant at the Barbary Coast which has an estimated total cost of $1.9 million. Both the Orleans and Barbary Coast projects have been financed with existing cash reserves and cash from operations.



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

     None.

Item 5:   Other Information.

     None.

Item 6:   Exhibits and Reports on Form 8-K:

     (a)  Exhibits.

          10.25 Employment Agreement dated January 1, 1997 between Coast Hotels and Casinos, Inc. and Harlan Braaten.

          27.       Financial Data Schedule.

     (b)  Reports on Form 8-K.

          There were no reports filed on Form 8-K during the three months ended September 30, 1997.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 1997                          COAST HOTELS AND CASINOS, INC., a Nevada corporation

                                                                 By:   /s/ Gage Parrish
                                                                       ----------------
                                                                       Gage Parrish
                                                                       Vice President and Chief Financial Officer