Form 10-K405
period 1997-12-31
COAST HOTELS & CASINOS INC
filed 1998-03-31
CIK 1013559

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  ___________

                                   FORM 10-K


         [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.       X
                ---

     The number of shares of the Registrant's Common Stock outstanding as of March 28, 1998 was 1,000 shares, none of which was held by non-affiliates of the Registrant.
                                  ___________

                         COAST HOTELS AND CASINOS, INC.

                               TABLE OF CONTENTS

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                                                                                     PAGE
                                                                                                     ----
                                     PART I

Item 1.      Business..............................................................................    3
Item 2.      Properties............................................................................   11
Item 3.      Legal Proceedings.....................................................................   12
Item 4.      Submission of Matters to a Vote of Security Holders...................................   12

                                    PART II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters.............   12
Item 6.      Selected Financial Data...............................................................   13
Item 7.      Management's Discussion And Analysis Of Financial Condition And Results Of Operations.   15
Item 8.      Financial Statements and Supplementary Data...........................................   20
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..   21

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant...................................   22
Item 11.      Executive Compensation...............................................................   24
Item 12.      Security Ownership of Certain Beneficial Owners and Management.......................   25
Item 13.      Certain Relationships and Related Transactions.......................................   26

                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K........................   28


                                     PART I


ITEM 1.  BUSINESS.
         --------

THE COMPANY

     Coast Hotels and Casinos, Inc., a Nevada corporation (the "Company"), a wholly-owned subsidiary of Coast Resorts, Inc. ("Coast Resorts"), owns and operates three Las Vegas hotel-casinos, the Gold Coast Hotel and Casino (the "Gold Coast"), the Barbary Coast Hotel and Casino (the "Barbary Coast"), and The Orleans Hotel and Casino ("The Orleans"), which opened on December 18, 1996.

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

THE GOLD COAST

     The Gold Coast, which opened in 1986, is located on West Flamingo Road approximately one mile west of the Las Vegas Strip (the "Strip") in close proximity to a major exit from Interstate 15, the major highway linking Las Vegas and Southern California. The Gold Coast features an approximately 70,000 square foot casino, including approximately 2,050 slot machines, 48 table games, a keno lounge, a 700-seat bingo parlor and a 160-seat race and sports book. The Gold Coast also features an 11-story tower with 712 hotel rooms and a swimming pool with a covered bar.

     The Gold Coast features three full-service restaurants, including the Mediterranean Room, the Cortez Room and the Monterey Room, a 380-seat buffet, a fast-food restaurant, a snack bar and ice cream parlor. The Gold Coast's entertainment amenities include a 72-lane bowling center, two movie theaters, approximately 10,000 square feet of banquet and meeting facilities, four bars, two entertainment lounges and a showroom/dance hall featuring live entertainment. Other amenities include a gift shop, a liquor store, a travel agency, an American Express office, a Western Union office, a beauty salon, a barber shop, a child care facility and over 3,000 parking spaces.

     The Gold Coast has developed a number of innovative marketing programs designed to complement the non-gaming amenities at the Gold Coast and increase the level of gaming activity. The Gold Coast's slot club (the "Club") has over 100,000 active members. The Club was established in 1987 to encourage repeat business from its slot machine players. Each time members win at a Gold Coast slot machine, points are awarded to their accounts. Upon accumulating sufficient points, members can redeem the points for awards, including appliances, vacations and other items. Other Gold Coast marketing programs have included the original "Pick the Pros" football contest, a $250,000 paycheck cashing contest and live entertainment in the showroom/dance hall. In addition, the Gold Coast is a sponsor of the annual National Finals Rodeo, which attracts thousands of visitors to Las Vegas each December. The awards ceremonies for the Rodeo are held nightly at the Gold Coast during the 10-day event.

THE BARBARY COAST

     The Barbary Coast, which opened in 1979, is located at the intersection of Flamingo Road and the Strip (the "Flamingo Four Corners"), adjacent to the Flamingo Hilton Hotel and Casino. It is situated directly across from Caesars Palace and Bally's Grand and is diagonally across from the site where Mirage Resorts, Inc. is developing a new mega-resort, Bellagio, expected to open in the latter part of 1998. Historically, the Barbary Coast has relied on foot traffic on the busy Las Vegas Strip for a significant amount of its revenues.

     The Barbary Coast features an approximately 30,000 square foot casino, including approximately 524 slot machines, 41 table games, race and sports books and other amenities. The Barbary Coast also features an 8-story tower with 197 hotel rooms. The Barbary Coast is furnished and decorated in an elegant turn-of-the-century Victorian theme and includes three bars and three restaurants, including Michael's gourmet restaurant, Drai's on the Strip (leased to a third party) and the Victorian Room.

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

     The Orleans is designed with a distinctive theme reflecting the architectural heritage of the New Orleans French Quarter. The Orleans features an approximately 92,000 square foot casino, a 22-story tower with 840 hotel rooms, a 70-lane bowling center, approximately 40,000 square feet of banquet and meeting facilities, including an approximately 17,000 square foot grand ballroom, a wedding chapel, five restaurants, specialty themed bars, a barber shop, a beauty salon and approximately 3,000 parking spaces. The casino includes approximately 2,200 slot machines, 52 table games, a keno lounge, a poker parlor and race and sports books. The Orleans also includes an 827-seat theater that features live entertainment and other special events. In December 1997, the Company completed and opened the second phase of The Orleans, including twelve "stadium seating" movie theaters, a child care facility and video arcade.

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

FUTURE PLANS

     Coast Resorts is contemplating the development of a new gaming property in the western area of the Las Vegas valley on real property leased by Coast West. Additionally, the Company owns an approximately 29-acre parcel of undeveloped land located at the corner of Rancho Drive and Carey Avenue in North Las Vegas, in close proximity to the Fiesta Hotel and Casino and the Texas Station Hotel and Casino. The site is zoned for gaming.

     Neither Coast Resorts nor the Company has any agreements, arrangements or understandings with respect to financing the development of either of the aforementioned sites. Any future development would be subject to, among other things, the ability of the Company or Coast Resorts to obtain necessary financing. No assurance can be given that the Company will develop successfully any additional properties or, if completed, such properties will be successful.

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

     In recent years, many new Las Vegas area hotel-casinos have opened and many existing ones have been expanded. Currently, there are over 100,000 hotel rooms in the Las Vegas area and more are planned to open in 1998 and 1999 with the anticipated openings of properties such as Bellagio, Paris and the Venetian. Management believes that the additional capacity has, to date, not materially impacted the Company's occupancy levels and overall revenues, but additional new properties and the expansion of existing hotel-casinos could have a material adverse effect on the Company's business and results of operations.

     The Company also competes for gaming customers to a lesser extent with casinos located in the Laughlin and Reno-Lake Tahoe areas of Nevada, in Atlantic City, New Jersey, and in other parts of the world, including gaming on cruise ships and international gaming operations, as well as with state-sponsored lotteries, on- and off-track wagering, card parlors, riverboat and Native American gaming ventures and other forms of legalized gaming in the United States. In addition, several states have recently legalized, and several other states are currently considering legalizing, casino gaming in specific geographical areas within those states. The Company believes that the development of casino properties similar to those in Las Vegas in areas close to Nevada, particularly California and Arizona, could have a material adverse effect on its business and its results of operations. The Company believes that the recent widespread legalization of gaming is being fueled by a combination of increasing popularity and acceptability of gaming activities and the desire and need for states and local communities to generate revenues without increasing general taxation. The Company believes that the legalization of unlimited land-based casino gaming in or near any major metropolitan area, such as Chicago or Los Angeles, could have a material adverse effect on its business and results of operations. In addition, the development or expansion of casinos, lotteries and other forms of gaming in other states, particularly in areas close to Nevada such as California, could have a material adverse effect on the Company's business and its results of operations.

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

ENVIRONMENTAL MATTERS

     The Company is subject to a wide variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. While management believes that the Company is presently in material compliance with all environmental laws, failure to comply with such laws could result in the imposition of severe penalties or restrictions on operations by government agencies or courts that could adversely affect operations. In 1995, the Company completed Phase I environmental assessments at the properties owned or leased by it. The reports did not identify any environmental conditions or non-compliance, the remediation or correction of which are reasonably expected to have a material adverse impact on the business or financial condition of the Company.

EMPLOYEES

     At March 1, 1998, the Company had approximately 4,900 employees.

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

     The Company, which operates the Gold Coast, the Barbary Coast and The Orleans, is licensed by the Nevada Gaming Authorities and is a corporate licensee (a "Corporate Licensee") under the terms of the Nevada Act. The gaming licenses require the periodic payment of fees and taxes and are not transferable. The Company is registered with the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of Coast Hotels. As a Registered Corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may request. No person may become a shareholder of, or receive any percentage of the profits from, Coast Hotels without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and Coast Resorts have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities at its hotel-casinos.

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

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before a Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by a Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's shareholders for the purposes of acquiring control of the Registered Corporation.

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

CERTAIN FORWARD-LOOKING STATEMENTS

     Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, pending litigation, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).


ITEM 2.  PROPERTIES.
         ----------

     The Company owns the approximately 26.0 acres that the Gold Coast occupies on West Flamingo Road. The Company also owns an 8.33-acre site across the street from the Gold Coast that contains an approximately 100,000 square foot warehouse. The warehouse is used by the Gold Coast, Barbary Coast, and The Orleans primarily as a storage facility.

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

     The Orleans is located on a portion of an approximately 80.0-acre site located on West Tropicana Avenue, approximately one mile south of the Gold Coast. The real property is leased pursuant to a ground lease entered into by the Company and The Tiberti Company, a Nevada general partnership of which J. Tito Tiberti, a director of the Company, is managing partner. The lease had an effective commencement date as of October 1, 1995, an initial term of 50 years, and includes an option, exercisable by the Company, to extend the initial term for an additional 25 years. The lease provides for monthly rental payments commencing in January 1996 of $251,726 per month through December 1996, $175,000 per month during the 26-month period thereafter, $200,000 per month during the 36-month period thereafter, $225,000 per month during the 48-month period thereafter and $250,000 per month during the 60-month period thereafter. In March 2011, annual rental payments will increase on a compounding basis at a rate of 3.0% per annum. In addition, the Company has been granted an option to purchase the real property during the two-year period commencing in February 2016. The lease provides that the purchase price will be the fair market value of the real property at the time the Company exercises the option, provided that the purchase price will not be less than 10 times the annual rent and not more than 12 times such annual rent at such time.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

     No matters were submitted to the shareholders of the Company during the quarter ended December 31, 1997.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         -----------------------------------------------------------------
         MATTERS.
         -------

     The Company is a wholly-owned subsidiary of Coast Resorts. No equity securities of the Company are publicly traded.

ITEM 6.  SELECTED FINANCIAL DATA

     The following Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this Form 10-K. The balance sheets and statements of income data as of and for each of the five years in the period ended December 31, 1997 are derived from the financial statements of the Company which have been audited by Coopers & Lybrand L.L.P. The financial statements of the Company as of December 31, 1996 and 1997 are for each of the three years in the period ended December 31, 1997 and are included in this report on Form 10-K.

                                                                               YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------------------------
                                                      1993           1994            1995             1996(1)             1997
                                                  -----------    ------------    ------------    --------------      --------------
                                                                                 (DOLLARS IN THOUSANDS)
STATEMENTS OF INCOME DATA:

Net revenues...................................      $169,573        $172,573        $174,756          $195,987            $293,883
Departmental operating expenses (2)............       108,662         115,028         114,253           118,563             191,849
General and administrative expenses............        32,402          32,940          34,686            41,057              64,180
Guaranteed payments to former partners (3).....         2,485           2,672             858                --                  --
Pre-opening expenses...........................            --              --              --             7,125                  --
Depreciation and amortization..................         7,822           6,766           7,280             7,883              18,278
                                                     --------        --------        --------          --------            --------
Operating income...............................        18,202          15,167          17,679            21,359              19,576
Interest expense, net..........................          (837)           (227)         (3,545)           (9,981)            (25,228)
Other income...................................             3              23              92                58                 919
                                                     --------        --------        --------          --------            --------
Net income (loss) before income taxes..........        17,368          14,963          14,226            11,436              (4,733)
Provision (benefit) for income taxes...........            --              --              --             6,617              (1,401)
                                                     --------        --------        --------          --------            --------
Net income (loss)..............................      $ 17,368        $ 14,963        $ 14,226          $  4,819            $ (3,332)
                                                     ========        ========        ========          ========            ========

PRO FORMA INFORMATION TO REFLECT
CHANGE IN TAX STATUS (4):
Provision (benefit) for income taxes...........         6,117           5,251           4,979             4,117              (1,401)
                                                     --------        --------        --------          --------            --------
Net income (loss)..............................      $ 11,251        $  9,712        $  9,247          $  7,319            $ (3,332)
                                                     ========        ========        ========          ========            ========

OTHER DATA:
EBITDA (5).....................................      $ 26,024        $ 21,933        $ 24,959          $ 36,367            $ 40,232
Capital expenditures...........................      $  2,736        $  5,514        $ 32,187          $125,722            $ 57,736
Distributions to partners (6)..................      $ 11,500        $ 25,823        $ 58,660          $     --            $     --

____________

See Footnotes to Selected Financial Data.

                                                                           AS OF DECEMBER 31,
                                                         -------------------------------------------------------
                                                           1993       1994       1995      1996(1)        1997
                                                         --------   --------   --------   --------      --------
                                                                         (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.............................   $ 14,788   $ 16,967   $ 14,539   $ 61,555      $ 29,426
Total assets..........................................    123,570    134,295    152,216    374,122       366,861
Total long-term debt (7)..............................      1,464     11,776     83,357    195,764       207,173
Stockholder's equity..................................     98,628     87,781     43,334    100,678        97,346
----------------------------------------------------------------------------------------------------------------

FOOTNOTES TO SELECTED FINANCIAL DATA

(1)  On December 18, 1996, The Orleans commenced operations in Las Vegas,
     Nevada.
(2)  Includes casino, food and beverage, hotel and other expenses.
(3) Prior to the Reorganization (as defined herein), the Predecessor Partnerships (as defined herein) made guaranteed payments to partners pursuant to the terms of their respective partnership agreements. In connection with the Reorganization, such guaranteed payments were eliminated and replaced with annual compensation (reflected in general and administrative expenses) to Michael J. Gaughan and certain other former partners of the Predecessor Partnerships who are executive officers of the Company. See "The Reorganization" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(4) The Gold Coast Partnership and the Barbary Coast Partnership operated as partnerships and were not subject to federal income taxes. As a result of the Reorganization, the operations of the Gold Coast and the Barbary Coast are being conducted by the Company, which has been formed as a "C Corporation" and, therefore, is subject to federal income taxes. A pro forma provision for federal income taxes has been made, and pro forma net income has been calculated, for the historical financial statements for all periods presented as if the Gold Coast Partnership and the Barbary Coast Partnership had been treated as a C corporation during those periods.
(5) EBITDA is defined as earnings before interest, taxes, depreciation, amortization, deferred (non-cash) rent expense and pre-opening expenses. EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as an indicator of cash flows or a measure of liquidity. EBITDA is presented solely as supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry.
(6) Because the Gold Coast Partnership and the Barbary Coast Partnership were partnerships during these periods, a substantial portion of their net income was distributed to the partners. In 1994, the Barbary Coast Partnership distributed $11.0 million of partners' capital in the form of notes payable and, in 1995, the Gold Coast Partnership distributed $50.0 million of partners' capital in the form of notes payable. Such distributions represented previously taxed but undistributed earnings of the Predecessor Partnerships. See Notes to Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(7)  Excludes current maturities.

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     Prior to the Reorganization on January 1, 1996, the Gold Coast and the Barbary Coast were operated separately by the Predecessor Partnerships. See "The Reorganization."


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial information regarding the historical results of the Company:

                                                                       DECEMBER 31,
                                                     -------------------------------------------------
                                                          1995              1996             1997
                                                     ---------------   ---------------   -------------
                                                                      (IN THOUSANDS)
GOLD COAST
  Net operating revenues..........................          $130,695          $140,548        $126,490
  Operating income................................            17,933            28,975          22,603
  EBITDA (1)......................................            23,390            33,609          27,403

BARBARY COAST
  Net operating revenues..........................          $ 44,061          $ 49,419        $ 44,610
  Operating income................................               246             4,155           1,034
  EBITDA (1)......................................             2,069             5,800           2,627

THE ORLEANS
  Net operating revenues..........................          $     --          $  6,020        $122,783
  Operating income................................                --             1,266           3,098
  EBITDA (1)......................................                --             1,669          15,946
  EBITDAR (2).....................................                --             1,669          18,046

TOTAL (INCLUDING CORPORATE)
  Net operating revenues..........................          $174,756          $195,987        $293,883
  Operating income................................            17,679            21,359          19,576
  EBITDA (1)......................................            25,459            36,367          40,232
  EBITDAR (2).....................................            25,459            36,367          42,332

(1) "EBITDA" is defined as earnings before interest, taxes, depreciation, amortization, deferred rent and pre-opening costs.
(2) "EBITDAR" is defined as earnings before interest, taxes, depreciation, amortization, pre-opening costs and rent expense (both cash rent and deferred rent). EBITDA and EBITDAR should not be construed as alternatives to operating income as an indicator of the company's operating performance, or as alternatives to cash provided by operating activities as an indicator of cash flows or a measure of liquidity. EBITDA and EBITDAR are presented solely as supplemental disclosure because management believes that they are widely used measures of financial performance in the gaming industry.


FISCAL 1997 COMPARED TO 1996

     Net revenues were $293.9 million for the year ended December 31, 1997, an increase of 50.0% over 1996 net revenues of $196.0 million. The increase was due primarily to the opening of The Orleans on December 18, 1996. Operating income declined $1.8 million (8.4%) to $19.6 million in 1997 compared to $21.4 million in 1996. The decline was primarily due to lower-than-expected revenues in 1997 at the Company's newest property, The Orleans, as well as decreased revenues at the Company's other two hotel-casinos, the Gold Coast and the Barbary Coast (discussed below). The lower operating income as well as increased interest expense contributed to a net loss of $3.3 million in 1997 compared to net income of $4.8 million in 1996.

     Gold Coast. Net revenues for the year ended December 31, 1997 decreased 10% to $126.5 million compared to $140.5 million in 1996. Management attributes the decrease primarily to competition from the opening of The Orleans approximately one mile from the Gold Coast. Casino revenues declined 10.6% to $93.1 million in 1997 compared to $104.2 million in 1996, due to lower customer wagering volume. Food and beverage business decreased as a result of the reduced customer traffic, causing revenues to decline 12.1% to $25.1 million in 1997 compared to $28.6 million in 1996. In 1997 an increased number of rooms in the Las Vegas market led to a total room occupancy rate at the Gold Coast of 81.7% compared to 92.3% in 1996, contributing to a $239,000 (2.3%) decline in hotel revenues. Gold Coast operating expenses were $103.9 million in 1997, down $7.7 million (6.9%) from $111.6 million in 1996 primarily due to a $9.8 million (16.5%) reduction in salaries and related costs as management reacted to the reduced customer volume. Food and beverage expenses declined $3.2 million (13.3%) and general and administrative expenses declined $3.0 million (11.6%). Despite lower operating expenses, the reduced revenues contributed to a 22.0% decrease in operating income to $22.6 million in 1997 compared to $29.0 million in 1996.

     Barbary Coast. Net revenues for the year ended December 31, 1997 decreased 9.7% to $44.6 million compared to $49.4 million in 1996. Casino revenues declined 13.1% to $34.6 million in 1997 compared to $39.8 million in 1996, primarily as a result of decreased customer wagering volume and a lower-than-expected win percentage on table games and decreased wagering volume in the race book. Management attributes the decline to a reduction in foot traffic since the January 1997 opening of New York, New York Hotel and Casino one mile south of the Barbary Coast on the Las Vegas Strip as well as to increased competition from other recently opened or expanded hotel-casinos (including The Orleans). Food and beverage revenues increased $837,000 (8.6%) in 1997 primarily as a result of higher drink prices in the bars. The increase in food and beverage revenues was partially offset by an increase of $664,000 (11.3%) in food and beverage expenses. Hotel room revenues declined $367,000 (9.1%) due primarily to lower average room rates as management reacted to increasing competition. Operating income at the Barbary Coast declined 75.1% to $1.0 million in 1997 compared to $4.2 million in 1996, primarily as a result of the decreased revenues discussed above.

     The Orleans. The year ended December 31, 1997 was the first full year of operations for The Orleans, which opened on December 18, 1996. Net revenues for the fourteen days in 1996 were $6.0 million. Operating income before pre-opening expenses of $7.1 million was $1.3 million in 1996.

     For 1997, net revenues for The Orleans were $122.8 million. Net revenues were $27.4 million for the quarter ended March 31, 1997, the first full quarter of operations. Net revenues were $30.7 million in the second quarter, $29.6 million in the third quarter and $35.1 million in the quarter ended December 31, 1997. Operating income for 1997 was $3.1 million, including a first-quarter operating loss of $2.5 million, operating income of $1.3 million in the second quarter, operating income of $245,000 in the third quarter and operating income of $4.1 million in the fourth quarter ended December 31, 1997. The increase in revenues and operating income since the first quarter is due primarily to increased casino activity, which management attributes to successful promotions and an increasing target market familiarity with the property. Table games customer wagering volume was 9.2% higher in the fourth quarter than in the first quarter and slot machine customer wagering volume was 31.0% higher in the fourth quarter than in the first.

     As is more fully described in the Liquidity and Capital Resources section, in the first quarter of 1997, the Company began construction on a series of improvements at The Orleans which included twelve movie theaters, a child care facility, arcade and additional slot machines. The related construction traffic reduced access to the property, adversely affecting operating results at The Orleans. Management believes that, upon completion in December 1997, the improvements and lack of disruption from construction positively affected operating results in the fourth quarter.

OTHER FACTORS AFFECTING EARNINGS

     Depreciation and amortization expense increased by 132.0% in 1997 compared to 1996, principally due to the opening of The Orleans in December 1996. Net interest expense increased 152.8% in 1997 primarily due to decreases in capitalized interest and interest income. Capitalized interest was $7.5 million in 1996 during the construction of The Orleans, but was only $1.0 million in 1997 during the construction of phase two of The Orleans. Additionally, the proceeds from the sale of $175 million in 13% First Mortgage Notes earned interest income of $4.8 million in 1996, but were substantially utilized by the end of 1996.

     Gain on disposal of equipment was approximately $919,000 in 1997 compared to $58,000 in 1996, primarily due to a crash of the Company's Beechcraft Super King Air aircraft which, after receipt of insurance proceeds, resulted in a gain of $785,000.

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

     Operating income rose 20.8% in 1996 to $21.4 million from $17.7 million in 1995. The increases in revenues described above were partially offset by pre-opening costs of $7.1 million related to the opening of The Orleans. Net income declined 66.1%, primarily due to a 181.6% increase in net interest expense as a result of the issuance of $175.0 million in principal amount of First Mortgage Notes in January 1996. The Company incurred $22.2 million in interest expense which was partially offset by $7.5 million in interest capitalized during the construction of The Orleans and by $4.8 million in interest income earned on the proceeds from the sale of the Notes. Additionally, the Company had income tax expense of $6.6 million in 1996, including $2.5 million relating to the recognition of deferred taxes in connection with the change in tax status as a result of the Reorganization, but had no income tax in 1995 since, prior to the Reorganization, the Company's entities reported income as partnerships.

     Gold Coast. Net revenues for the year ended December 31, 1996 increased 7.5% compared to the same period in 1995. Casino revenues increased 10.4% in 1996, primarily due to a 13.0% increase in slot machine revenues which management attributes to an upgrade of slot equipment completed in December 1995. Additionally, race and sports book revenues increased 25% in 1996 due to higher wagering volume. Table games revenues remained relatively flat compared to 1995, with a 4.3% increase in gross wagering (drop) offset by a slightly lower win percentage. Food and beverage revenues decreased 0.8% in 1996 due to lower customer volume partially offset by higher prices than in 1995. Hotel revenues increased 6.3% primarily due to increased room rates.

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



LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity have consisted of cash provided by operating activities, bank financing and debt financing. Despite a $9.4 million decrease in net income in 1996 compared to 1995, net cash provided by operating activities increased $4.2 million (18.4%) primarily due to increases in accounts payable and accrued liabilities relating to the opening of the Company's newest hotel-casino, The Orleans. In 1997, cash provided by operating activities decreased $11.0 million (40.6%) from 1996 primarily due to the decreased profitability discussed above as well as an increase in receivables and a decrease in accounts payable.

      On January 30, 1996, the Company issued $175.0 million principal amount of 13% first mortgage notes due 2002 ("13% First Mortgage Notes"). The net proceeds from the issuance, after deducting discounts and commissions, were approximately $164.1 million. Of that amount, approximately $29.2 million was used by the Company to repay all outstanding indebtedness under the Company's then existing revolving credit facility, which was terminated, $19.3 million was deposited into an escrow account to fund the Company's first two semi-annual interest payments on the 13% First Mortgage Notes, and approximately $114.8 million was applied to the cost of developing The Orleans. The balance of approximately $800,000 was used to pay, in part, the offering expenses of approximately $2.4 million. Additionally, approximately $30 million of equipment for The Orleans was financed through a note payable. In August 1997, the Company incurred an additional $3.2 million in equipment financing. At December 31, 1997, outstanding equipment financing totaled approximately $25.5 million.

     The Company is permitted by the indenture pursuant to which the 13% First Mortgage Notes were issued (the "Indenture"), to borrow up to an additional $20 million for working capital purposes. In November 1997 the Company issued $16.8 million principal amount of 10 7/8% first mortgage notes due November 1, 2001 ("10 7/8% First Mortgage Notes"), the proceeds of which were used for working capital purposes. The 10 7/8% First Mortgage Notes are collateralized on a pari passu basis with the 13% First Mortgage Notes.

     The Indenture contains covenants that, among other things, limit the ability of the Company to pay dividends or make advances to Coast Resorts, repay existing indebtedness, incur additional indebtedness, or sell material assets as defined in the Indenture. Additionally, pursuant to the Indenture, if on July 20, 1998, the Fixed Charge Coverage Ratio (as defined in the Indenture) of the Company for the most recently ended four full fiscal quarters is less than 1.5 to 1, the Company would be required to consummate an asset sale of the Barbary Coast within one year. The proceeds from such asset sale would be required to be used by the Company to repurchase Notes at a price equal to 101% of the principal amount of such Notes. As of December 31, 1997, the Fixed Charge Coverage Ratio was 1.53 to 1. Based upon recent operating results, management believes that, for the applicable period, the Fixed Charge Coverage Ratio will equal or exceed 1.5 to 1, although no assurance can be given that such Fixed Charge Coverage Ratio will be achieved.

     In the first quarter of 1997, the Company began construction of Phase Two of The Orleans. The first part of the project was completed and opened in December 1997 at a cost of approximately $27 million and includes twelve movie theaters, a child care facility, an arcade and additional slot machines. The project is designed to include additional restaurant, entertainment and gaming facilities, the construction of which is expected to begin in the near future with financing out of cash flow from operations. In October 1997 the Company completed and opened a new restaurant at the Barbary Coast which has a total cost of approximately $1.9 million. Both The Orleans and Barbary Coast projects were financed with existing cash reserves and cash from operations.

     The Company's cash requirements, in addition to debt service on the 10 7/8% First Mortgage Notes, the 13% First Mortgage Notes and equipment notes payable which is anticipated to be approximately $28.0 million in 1998, include land lease payments for its properties, ongoing maintenance capital expenditures at its existing facilities and periodic enhancements to those facilities. The Company's capital expenditures (exclusive of those associated with the development and construction of The Orleans and Barbary Coast projects) for 1997 were approximately $9.2 million, most of which related to normal maintenance capital expenditures. Management expects that maintenance capital expenditures for 1998 will be approximately $7.7 million. Additional expenditures for capital projects, including additional restaurant, entertainment and gaming facilities at The Orleans, are expected to cost between $3 million and $5 million in 1998, although no final plans have been developed concerning the scope or timing of those projects.

     The Company has agreed to provide advances to Coast West sufficient to make payments on the Coast West Lease and other obligations, including project development and site improvement. Pursuant to the Indenture under which the 13% First Mortgage Notes were issued, the advances to Coast West cannot exceed $8.0 million in aggregate principal amount at any time outstanding. As of December 31, 1997, the Company had advanced Coast West $6.4 million related to the Coast West Lease and development activities. Based on the cash requirements of Coast West for lease payments and anticipated development costs, it is likely that during 1998 Coast West will require cash from the Company (or other sources) that, when added to the outstanding advances from the Company, would exceed $8 million. Should Coast West not obtain financing from another source for its cash needs in excess of the aggregate $8 million permitted to be advanced to it by Coast Hotels, Coast Hotels would be permitted to continue to make advances to Coast West in excess of $8 million if Coast West becomes a wholly-owned subsidiary of the Company and remains a guarantor of the 13% First Mortgage Notes. Coast West has no arrangements for financing any such costs in excess of $8 million from other sources.

     Management believes that existing cash balances and operating cash flow will provide the Company with sufficient resources to meet its existing debt obligations and foreseeable capital expenditure requirements at the Company's existing properties.

     The Company has no agreements, arrangements or understandings with respect to financing the development of future properties (see Item 1 - Business - Future Plans). Any future development would be subject to, among other things, the Company's ability to obtain necessary financing.

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


REGULATION AND TAXES

     The Company is subject to extensive regulation by the Nevada gaming authorities. Changes in applicable laws or regulations could have a significant impact on the Company's operations. In 1996, legislation was enacted which established a federal commission to study the gaming industry.

     The gaming industry represents a significant source of tax revenues, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. Proposals in recent years that have not been enacted included a federal gaming tax and increases in state or local taxes.

     Management believes that the Company's recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law. Such changes, if adopted, could have a material adverse effect on the Company's operating results.

     During 1997, the Company recorded a tax benefit of $1.4 million in relation to its loss before income taxes of $4.7 million. This benefit represents the amount to be carried-back to prior taxable income.

IMPACT OF THE YEAR 2000 ISSUE

  The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. If a company's date-sensitive computer programs should recognize a date "00" as the year 1900 rather than the year 2000, miscalculations or a system failure could occur, causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

  The Company is currently reviewing all of its computer systems with regard to the Year 2000 Issue and has determined that much of its software is already compliant. For those systems not already compliant, the Company will utilize both internal and external resources to reprogram, replace and test the software for the Year 2000 modifications so that its computer systems will properly recognize and utilize dates beyond December 31, 1999. Management believes that expenditures for these modifications will not be material. However, the Company may be adversely affected to the extent that vendors and other entities with which it does business are unable to achieve Year 2000 compliance by December 31, 1999.

ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. SFAS 130 requires a separate statement to report components of comprehensive income for each period presented. The provisions of SFAS 130 are effective for fiscal years beginning after December 15, 1997. Management believes that the Company currently does not have items that would require presentation in a separate statement of comprehensive income.

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. SFAS 131 will not have a material effect on the Company's financial statements as the required information is either currently being presented by the Company or it is not applicable to the Company.

     In April 1997, the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position (SOP), Reporting on the Costs of Start-Up Activities. If issued in its current form, the proposed SOP would require that the Company expense its pre-opening and related promotional expense as incurred rather than capitalize it and amortize it over the estimated period of economic benefit of such costs as is the Company's current policy.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

     The report of independent accountants, financial statements and financial statement schedule listed in the accompanying index are filed as part of this report. See "Index to Financial Statements."

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

  None.

PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT.
          --------------------------------------------------

The following tables set forth the names and ages of the directors and executive officers of the Company, their respective positions and the expiration dates of their respective terms.

                        DIRECTORS AND EXECUTIVE OFFICERS

                                                                                         TERM AS A
                                                                                         DIRECTOR
       NAME                          AGE        POSITION(S) HELD                         EXPIRES
--------------------------------------------------------------------------------------------------
Michael J. Gaughan                   55         Director, Chairman of the Board             2000
                                                and Chief Executive Officer

Harlan D. Braaten                    47         Director, President and Chief               2000
                                                Operating Officer

Jerry Herbst                         59         Director, Vice President, Treasurer         1999
                                                and Assistant Secretary

J. Tito Tiberti                      53         Director, Vice President and Secretary      1999

Gage Parrish                         44         Director, Vice President, Chief Financial   2000
                                                Officer and Assistant Secretary

F. Michael Corrigan                  62         Director                                    1998

Charles Silverman                    65         Director                                    1998

Joseph Blasco                        54         Director                                    1998

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

  HARLAN D. BRAATEN. Mr. Braaten joined the Company as the President, Chief Financial Officer and a director in October 1995, and was appointed Chief Operating Officer in February 1996. Mr. Braaten is also the President and Chief Operating Officer of Coast Resorts. Prior to joining the Company, Mr. Braaten was employed in various capacities, including the general manager and, most recently, senior vice president, treasurer and chief financial officer of Rio Hotel & Casino, Inc. in Las Vegas. From March 1989 to February 1991, Mr. Braaten was vice president, finance of MGM/Marina Hotel and Casino in Las Vegas, Nevada. Prior thereto, from November 1983 to March 1989, Mr. Braaten was property controller for Harrah's in Reno, Nevada. Mr. Braaten has over 19 years of experience in the Nevada gaming market.

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

  J. TITO TIBERTI. Mr. Tiberti has been a director, Vice President and Secretary of the Company since its formation in September 1995. He is also a director and Vice President and Secretary of Coast Resorts and of Coast West. Mr. Tiberti is the president, a director and a shareholder of, and together with his immediate family controls, J.A. Tiberti Construction Company, Inc. ("Tiberti Construction"), a construction company which served as the general contractor for the construction of The Orleans Hotel and Casino. He has also served as managing partner of The Tiberti Construction Company, a real estate rental and development company, since 1971. The Tiberti Company is the lessor of the real property site for The Orleans. Mr. Tiberti has been involved in the gaming industry for 19 years and was a general partner of the Barbary Coast Partnership prior to the effective date of the Reorganization.

  GAGE PARRISH. Mr. Parrish was named Vice President, Finance, Assistant Secretary and a director of the Company and Coast Resorts in October 1995 and was promoted to Chief Financial Officer in February 1996. Since 1986, he had been the Controller and Chief Financial Officer of the Gold Coast Partnership prior to the effective date of the Reorganization. From 1981 to 1986, Mr. Parrish served as Assistant Controller of the Barbary Coast Partnership. Mr. Parrish is a certified public accountant and has approximately 18 years experience in the gaming industry.

  F. MICHAEL CORRIGAN. Mr. Corrigan was elected as a director of the Company and Coast Resorts effective as of March 1, 1996. Since July 1989, Mr. Corrigan has served as the chief executive officer of Corrigan Investments, Inc., which owns ands manages real estate in Nevada and Arizona. In addition, Mr. Corrigan is the chief executive officer of Corstan, Inc., a mortgage servicing company, and was previously the owner, president and chief operating officer of Stanwell Mortgage, a Las Vegas mortgage company.

  CHARLES SILVERMAN. Mr. Silverman was elected as a director of the Company and Coast Resorts effective as of March 1, 1996. Mr. Silverman is the president and sole stockholder of Yates-Silverman, Inc., which specializes in developing theme-oriented interiors and exteriors and is a leading designer of hotels and casinos. Completed projects of Yates-Silverman, Inc. include New York, New York, Excalibur, Circus Circus, Luxor, the Trump Taj Mahal, Trump Castle, and Atlantic City Showboat. Yates-Silverman, Inc. also worked on The Orleans. Mr. Silverman has served as the president of Yates-Silverman, Inc. since its inception in 1971.

     JOSEPH BLASCO. Mr. Blasco was elected as a director of the Company and Coast Resorts effective as of December 16, 1996. Since 1984, Mr. Blasco has been a partner in the real estate development partnership which developed the Spanish Trail community in Las Vegas, a project which includes over 1,200 homes, a 27-hole golf course and a country club. Mr. Blasco is currently the General Manager of United Realty Investments, a property management company in Las Vegas.

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

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

     The following table sets forth all compensation earned by or paid by the Predecessor Partnerships and the Company during 1995 1996 and 1997 to each executive officer (the "Named Executive Officers") whose compensation exceeded $100,000 (or would have exceeded $100,000 had such person been employed for the full year), in all capacities in which they served.

                           SUMMARY COMPENSATION TABLE

                                                                  ANNUAL COMPENSATION
                                                               -------------------------      ALL OTHER
NAME AND PRINCIPAL POSITION                       YEAR           SALARY         BONUS       COMPENSATION
---------------------------                       ----           ------         -----       ------------

Michael J. Gaughan.............................   1997         $300,000      $     --          $  4,750
   Partner, Gold Coast Partnership and            1996          300,000       195,000             4,750/(3)/
   Barbary Coast Partnership (1995);              1995               --            --           628,000/(5)/
   Chairman of the Board and Chief
   Executive Officer of the Company

Harlan D. Braaten..............................   1997         $250,000      $250,000/(4)/     $  4,750
   President and Chief Operating Officer,         1996          250,000       162,500                --
   the Company/(1)/                               1995           34,406/(1)/       --                --

Gage Parrish...................................   1997         $200,000      $     --          $  4,750
   Chief Financial Officer, Gold Coast            1996         $150,000      $ 52,500          $  3,040/(3)/
   Partnership and Vice President and             1995          128,741        25,000             3,840/(3)/
   Chief Financial Officer of the Company/(2)/


(1) Mr. Braaten joined the Company in October 1995 as President and Chief Financial Officer of the Company and Coast Resorts. Mr. Braaten was appointed as Chief Operating Officer of the Company and Coast Resorts in February 1996.
(2) Mr. Parrish served as Vice President, Finance and Controller of the Company and Coast Resorts from September 1995 to February 1996, when Mr. Parrish was named Chief Financial Officer of the Company and Coast Resorts.
(3) The amount reflects matching contributions paid to the Company's 401(k) Profit Sharing Plan and Trust.
(4) Pursuant to the employment agreement with Harlan Braaten described below (see Certain Employment Agreements), Mr. Braaten received a bonus of $250,000 because Coast Resorts had not made a public offering of its common stock by December 31, 1997.
(5) Amounts shown include guaranteed payments paid to Michael J. Gaughan under the partnership agreements of the Barbary Coast Partnership and the Gold Coast Partnership. Mr. Gaughan received no compensation from the Predecessor Partnerships except as set forth above, although Mr. Gaughan participated pro rata with the other partners in the distributions made by the Predecessor Partnerships.

CERTAIN EMPLOYMENT AGREEMENTS

     The Company has an employment agreement with Harlan Braaten, President and Chief Operating Officer, pursuant to which Mr. Braaten is entitled to receive a minimum base salary of $250,000. In addition, in the event of a termination of Mr. Braaten's employment other than for failure to comply with Nevada gaming regulations or his arrest on a felony offense, Mr. Braaten will be entitled to receive a severance payment in an amount equal to one year's salary plus any pro rata bonus payment to which he is entitled. Pursuant to the arrangement, in the event Coast Resorts makes an initial public offering of the common stock, Mr. Braaten will receive an option to acquire a number of shares of such common stock of Coast Resorts equal to two percent of Coast Resorts' common stock issued and outstanding (giving effect to the initial public offering) at the initial public offering price. The option, if granted, will be vested as of the initial public offering date with respect to one-third of the shares covered thereby, and will vest with respect to one-third of the shares covered thereby on each of the first and second anniversaries of the initial public offering. Mr. Braaten's employment arrangement further provides that if Messrs. Gaughan and Herbst cease to own in the aggregate at least five percent of the outstanding stock of Coast Resorts, then Mr. Braaten will be entitled to receive $250,000 from the Company if he is terminated by the Company within six months after the date on which the collective ownership of Coast Resorts stock by Messrs. Gaughan and Herbst is less than five percent of the outstanding stock.

BONUS PLAN

     In 1996, the Company established a bonus plan designed to reward executive officers and other key employees for their contributions to the Company's business objectives and operating results. Bonuses may be awarded in the discretion of the Board of Directors based upon achievement of financial targets established by the Board of Directors on an annual basis, and generally will be equal to a percentage of the recipient's base salary, depending on the target achieved.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

  All of the outstanding capital stock of the Company is owned by its parent company, Coast Resorts, Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     The Company maintains numerous racetrack dissemination contracts with Las Vegas Dissemination Company, Inc. ("LVD"). John Gaughan, Michael J. Gaughan's son, is the president and sole shareholder of LVD. LVD provides certain dissemination and pari-mutuel services to the Gold Coast, Barbary Coast and The Orleans. LVD has been granted a license by the Nevada Gaming Authorities to disseminate live racing for those events and tracks for which it contracts and has been granted the exclusive right to disseminate all pari-mutuel services and race wire services in the State of Nevada. Under these dissemination contracts, the Company pays to LVD an average of 3% of the wagers accepted for races held at the racetracks covered by the respective contracts. The Company also pays to LVD a monthly fee for race wire services. For the fiscal year ended December 31, 1997, the Company incurred expenses payable to LVD of approximately $1.1 million. The terms on which such services are provided are regulated by the Nevada Gaming Authorities.

  Tiberti Construction served as the general contractor for the original construction of the Gold Coast and for certain expansions thereof, and for the original construction of the Barbary Coast and all expansions thereof. Tiberti Construction was also the general contractor for the original construction of The Orleans and for the Phase II expansion in 1997. Tiberti Construction entered into a guaranteed maximum price contract with the Company for the construction of buildings and site improvements for a price not to exceed $100.0 million. This amount was subsequently modified by the parties to $112.5 million. J. Tito Tiberti owns approximately 6.7% of the outstanding common stock of Coast Resorts, and is a director, Vice President and Secretary of the Company and Coast Resorts and a director of Coast West. Mr. Tiberti is the president, a director and shareholder of, and together with his immediate family members, controls Tiberti Construction. For the year ended December 31, 1997, the Company incurred expenses payable to Tiberti Construction of approximately $26.2 million.

  The Company has entered into a lease with The Tiberti Company, a Nevada general partnership, with respect to the real property on which The Orleans is located. Mr. Tiberti, a director of the Company and a director and shareholder of Coast Resorts, is the managing partner of The Tiberti Company. For the fiscal year ended December 31, 1997, the Company paid rental expenses to The Tiberti Company of approximately $2.1 million.

  Michael J. Gaughan, Franklin Toti and Leo Lewis are the owners of LGT Advertising, which serves as the advertising agency for the Gold Coast, the Barbary Coast and The Orleans. LGT Advertising purchases advertising for the Company's casinos from third parties and passes any discounts directly through to the Company. LGT Advertising receives no compensation or profit for such activities, and invoices the Company for actual costs incurred. LGT Advertising uses the Company's facilities and employees in rendering its services, but does not pay any compensation to the Company for such use. None of Messrs. Gaughan, Toti or Lewis receives any compensation from LGT Advertising. For the fiscal year ended December 31, 1997, the Company incurred expenses payable to LGT Advertising of approximately $7.5 million.

  The Company has purchased certain of its equipment and inventory for its respective operations from RJS, a Nevada corporation that is owned by Michael J. Gaughan's father and Steven Delmont, the Company's restaurant manager ("RJS"). RJS invoices the Company for actual costs incurred. For the fiscal year ended December 31, 1997, the Company incurred expenses payable to RJS of approximately $1.4 million.

  Michael J. Gaughan is the majority shareholder of Nevada Wallboards, Inc., a Nevada corporation ("Nevada Wallboards"), which prints wallboards and parlay cards for the use in the Company's race and sports books. Mr. Gaughan receives no compensation from Nevada Wallboards. The Company expects to continue to purchase wallboards and parlay cards from Nevada Wallboards. For the fiscal year ended December 31, 1997, the Company incurred expenses payable to Nevada Wallboards of approximately $198,000.

  Charles Silverman, a director of the Company and Coast Resorts, is the president of Yates-Silverman, Inc., which served as the designer of The Orleans. For the fiscal year ended December 31, 1997, the Company incurred expenses payable to Yates-Silverman of $176,500.

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

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
             ----------------------------------------------------------------

                                                                                                             Page
                                                                                                             ----
(a)       Financial Statements, Financial Statement Schedules and Exhibits
 1.       Financial Statements Index
          A.      Coast Hotels and Casinos, Inc.
Report of Independent Accountants.........................................................................    36
Audited Financial Statements
             Balance Sheets as of December 31, 1996 and 1997..............................................    37
             Statements of Income (Loss) for the years ended December 31, 1995, 1996 and 1997.............    38
             Statements of Stockholder's Equity for the years ended December 31, 1995, 1996 and 1997......    39
             Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997................    40
Notes to Financial Statements.............................................................................    41

          B.      Coast Resorts, Inc. (Parent Company Only)
Report of Independent Accountants.........................................................................    58
Audited Financial Statements
             Balance Sheets as of December 31, 1996 and 1997..............................................    59
             Statements of Income (Loss) for the years ended December 31, 1995, 1996 and 1997.............    60
             Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997......    61
             Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997................    62
Notes to Financial Statements.............................................................................    63


     C.         Coast West, Inc.
Report of Independent Accountants...................................................................................  68
Audited Financial Statements
          Balance Sheets as of December 31, 1996 and 1997...........................................................  69
          Statements of  Loss Incurred During the Development Stage for the period September
            29, 1995 (the date of inception) through December 31, 1995, for the years ended
            December 31, 1996 and 1997 and for the period September 29, 1995 (the date of inception) through December 31, 1997....................................................................  70
          Statements of Stockholder's Equity (Deficiency) for the period September 29, 1995
            (the date of inception) through December 31, 1995, for the years ended
            December 31, 1996 and 1997 and for the period September 29, 1995 (the date of inception)
            through December 31, 1997...............................................................................  71
          Statements of Cash Flows for the period September 29, 1995 (the date of inception)
            through December 31, 1995 and for the years ended December 31, 1996 and 1997 and for the period September 29, 1995 (the date of inception) through December 31, 1997.................  72


          Notes to Financial Statements.............................................................................  73

2.      Financial Statement Schedules Index
        Schedule II - Coast Hotels and Casinos, Inc. -- Valuation and Qualifying Accounts...........................  79
        Schedule II - Coast West, Inc.  Valuation and Qualifying Accounts..........................................  80

3.      Exhibits Index

                                 EXHIBIT INDEX

Exhibit Number      Description of Exhibit
-------------       ----------------------
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


***10.14            Escrow Agreement dated January 30, 1996
***10.15            Unsecured Environmental Indemnification Agreement (Coast Hotels and Casinos, Inc.)
***10.16            Unsecured Environmental Indemnification Agreement (Coast West, Inc.)
***10.17            Tax Sharing Agreement dated as of January 30, 1996
***10.18            Agreement Between Owner and Contractor dated as of January 24, 1996, between J.A.
                    Tiberti Construction Co., Inc. and Coast Hotels and Casinos, Inc.
  *10.19            Ground Lease dated as of October 1, 1995, between The Tiberti Company, a Nevada general partnership, and Coast Hotels and Casinos, Inc. (as successor of Gold
                    Coast Hotel and Casino, a Nevada limited partnership)
  *10.20            Lease Agreement dated May 1, 1992, by and between Empey Enterprises, a Nevada general partnership, as lessor, and the Barbary Coast Hotel & Casino, a Nevada general partnership, as lessee
  *10.21            Ground Lease Agreement dated October 28, 1994 by and among 21 Stars, Ltd., a
                    Nevada limited liability company, as landlord, Barbary Coast Hotel & Casino, a
                    Nevada general partnership, as tenant, Wanda Peccole, as successor trustee of the
                    Peccole 1982 Trust dated February 15, 1982 ("Trust), and The William Peter and
                    Wanda Ruth Peccole Family Limited Partnership, a Nevada limited partnership
                    ("Partnership"), and, together with Trust, as owner, as amended
***10.22            Form of Subordination Agreement with former Gold Coast partners that hold
                    Subordinated Notes
  *10.23            Lease dated as of November 1, 1982, by and between Nevada Power Company, a Nevada
                    Corporation as landlord, and Barbary Coast Hotel and Casino, a Nevada general partnership
  *10.24            Leasehold Deed of Trust, Assignment of Rents and Security Agreement dated February
                    13, 1991, by and between the Barbary Coast Hotel and Casino, a Nevada general partnership, First American Title Company of Nevada, and Exber, Inc., a Nevada
                    corporation
   10.25            10 7/8% First Mortgage Note due 2001, dated November 21, 1997
   10.26            Indenture dated as of November 21, 1997 among Coast Hotels and Casinos, Inc., the
                    Guarantors, and Firstar Bank of Minnesota, N.A., as Trustee
   10.27            Note Guarantee of Coast Resorts, Inc.
   10.28            Purchase Agreement dated November 21, 1997
   10.29            Security Agreement dated November 21, 1997 (Coast Hotels and Casinos, Inc.)
   10.30            Deed of Trust, Assignment of Rents, Leases and Security Agreement dated November
                    21, 1997

 10.31             Stock Pledge and Security Agreement dated November 21, 1997 (Coast Resorts, Inc.)
 10.32             Pari Passu Intercreditor Agreement dated November 21, 1997
*16                Letter re Change in Certifying Accountant
*21                List of Subsidiaries of Coast Resorts, Inc.
 27                Financial Data Schedule

--------------------------
* Previously filed as an exhibit to the Registrant's Form 10 General Form For Registration of Securities, as amended, originally filed on October 3, 1995 (the "Registration Statement")

** Previously filed as an exhibit to Amendment No. 2 to the Registration Statement, filed on January 12, 1996

*** Previously filed as an exhibit to Coast Resorts' Annual Report on Form 10-K for the year ended December 31, 1995

(b) REPORTS ON FORM 8-K The Company filed no Reports on Form 8-K during the last quarter of the 1997 fiscal year.

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


          SIGNATURE                                               TITLE                                  DATE
          ---------                                               -----                                  ----
/s/  MICHAEL J. GAUGHAN                        Chairman of the Board of Directors and Chief          March 31, 1998
------------------------------------------     Executive Officer (Principal Executive Officer)
Michael J. Gaughan

/s/  GAGE PARRISH                              Director and Chief Financial Officer                  March 31, 1998
------------------------------------------     (Principal Financial and Accounting Officer)
Gage Parrish

/s/  HARLAN D. BRAATEN                         Director                                              March 31, 1998
------------------------------------------
Harlan D. Braaten

/s/  JERRY HERBST                              Director                                              March 31, 1998
------------------------------------------
Jerry Herbst

/s/  J. TITO TIBERTI                           Director                                              March 31, 1998
------------------------------------------
J. Tito Tiberti

/s/  CHARLES SILVERMAN                         Director                                              March 31, 1998
------------------------------------------
Charles Silverman

/s/  MICHAEL CORRIGAN                          Director                                              March 31, 1998
------------------------------------------
Michael Corrigan

/s/  JOSEPH A. BLASCO                          Director                                              March 31, 1998
------------------------------------------
Joseph A. Blasco

                         INDEX TO FINANCIAL STATEMENTS

                        COAST HOTELS AND CASINOS, INC.

Report of Independent Accountants............................................................................................   36

Balance Sheets of Coast Hotels and Casinos, Inc. as of December 31, 1996 and 1997............................................   37

Statements of Income (Loss) of Coast Hotels and Casinos, Inc. for the years ended December 31, 1995, 1996 and 1997...........   38

Statements of Stockholder's Equity of Coast Hotels and Casinos, Inc. for the years ended December 31, 1995, 1996 and 1997....   39

Statements of Cash Flows of Coast Hotels and Casinos, Inc. for the years ended December 31, 1995, 1996 and 1997..............   40

Notes to Financial Statements................................................................................................   41


                   COAST RESORTS, INC. (PARENT COMPANY ONLY)

Report of Independent Accountants.......................................................................................      58

Balance Sheets of Coast Resorts, Inc. (parent company only) as of December 31, 1996 and 1997............................      59

Statements of Income (Loss) of Coast Resorts, Inc. (parent company only) for the years ended
   December 31, 1995, 1996 and 1997 ....................................................................................      60

Statements of Stockholders' Equity of Coast Resorts, Inc. (parent company only) for the years ended
   December 31, 1995, 1996 and 1997.....................................................................................      61

Statements of Cash Flows of Coast Resorts, Inc. (parent company only) for the years ended December 31, 1995,
   1996 and 1997........................................................................................................      62

Notes to Financial Statements...........................................................................................      63

                                COAST WEST, INC.

Report of Independent Accountants..........................................................................                   68

Balance Sheets of Coast West, Inc. as of December 31, 1996 and 1997........................................                   69

Statements of Loss Incurred During the Development State of Coast  West, Inc. for the period
   September 29, 1995 (the date of inception) through December 31, 1995, for the years ended December 31, 1996 and 1997 and  for the period September 29, 1995 (the date of inception)
   through December 31, 1997...............................................................................                   70

Statements of Stockholder's Equity (Deficiency) of Coast West, Inc. for the period
   September 29, 1995 (the date of inception) through December 31, 1995, for the years ended December 31, 1996 and 1997 and  for the period September 29, 1995
   (the date of inception) through December 31, 1997.......................................................                   71

Statements of Cash Flows of Coast West, Inc. for the period September 29, 1995 (the date of inception)
   through December 31, 1995 and for the years ended December 31, 1996 and 1997 and for the period
   September 29, 1995 (the date of inception) through December 31, 1997....................................                   72

Notes to Financial Statements..............................................................................                   73


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Directors and Stockholder of
Coast Hotels and Casinos, Inc.

  We have audited the financial statements and financial statement schedule of Coast Hotels and Casinos, Inc. (a Nevada corporation and a wholly owned subsidiary of Coast Resorts, Inc.) as listed in item 14 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coast Hotels and Casinos, Inc. as of December 31, 1996 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Las Vegas, Nevada
March 13, 1998

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                     ASSETS
                                                                                        1996              1997
                                                                                    -----------        -----------
CURRENT ASSETS:
  Cash and cash equivalents, including restricted cash of $8,186 in 1996.              $ 61,555           $ 29,426
  Accounts receivable, less allowance for doubtful accounts of
    $379 (1996) and $194 (1997)..........................................                 3,659              5,616
  Inventories............................................................                 6,364              5,085
  Due from affiliates....................................................                   631              1,675
  Refundable income taxes................................................                   645              1,772
  Prepaid expenses and other.............................................                 8,563             11,420
                                                                                    -----------        -----------
   TOTAL CURRENT ASSETS..................................................                81,417             54,944
 PROPERTY AND EQUIPMENT, Net.............................................               286,025            305,420
OTHER ASSETS.............................................................                 6,680              6,447
                                                                                    -----------        -----------
                                                                                       $374,122           $366,861
                                                                                    ===========        ===========

                    LIABILITIES AND STOCKHOLDER'S EQUITY

 CURRENT LIABILITIES:
  Accounts payable.......................................................              $ 11,834           $  9,107
  Accrued liabilities....................................................                25,509             27,651
  Construction accounts payable..........................................                23,517              2,491
  Current portion of long-term debt......................................                 6,781              8,076
                                                                                    -----------        -----------
   TOTAL CURRENT LIABILITIES.............................................                67,641             47,325
 LONG-TERM DEBT, less current portion....................................               195,764            207,173
 DEFERRED INCOME TAXES...................................................                 7,462             10,063
 DEFERRED RENT...........................................................                 2,577              4,954
                                                                                    -----------        -----------

 TOTAL LIABILITIES.......................................................               273,444            269,515
                                                                                    -----------        -----------

 COMMITMENTS AND CONTINGENCIES.......................................
 STOCKHOLDER'S EQUITY:
  Common stock, $1.00 par value, 25,000 shares authorized,
   1,000 shares issued and outstanding...................................                     1                  1
  Additional paid-in capital.............................................                95,858             95,858
  Retained earnings......................................................                 4,819              1,487
                                                                                    -----------        -----------
   TOTAL STOCKHOLDER'S EQUITY............................................               100,678             97,346
                                                                                    -----------        -----------
                                                                                       $374,122           $366,861
                                                                                    ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                           COAST HOTELS AND CASINOS, INC.
              (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                          STATEMENTS OF INCOME (LOSS)
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                            (DOLLARS IN THOUSANDS)

                                                                           1995             1996              1997
                                                                         ---------         --------         ---------
OPERATING REVENUES:
     Casino...........................................                    $129,675         $148,509          $211,026
     Food and beverage................................                      38,468           39,517            61,724
     Hotel............................................                      13,233           14,700            28,095
     Other............................................                       9,968           10,635            19,994
                                                                         ---------         --------         ---------
        GROSS OPERATING REVENUES......................                     191,344          213,361           320,839
     Less: promotional allowances.....................                     (16,588)         (17,374)          (26,956)
                                                                         ---------         --------         ---------
        NET OPERATING REVENUES........................                     174,756          195,987           293,883
                                                                         ---------         --------         ---------

OPERATING EXPENSES:
     Casino...........................................                      67,782           72,849           113,391
     Food and beverage................................                      31,242           30,768            48,968
     Hotel............................................                       6,692            6,921            12,034
     Other............................................                       8,537            8,025            17,456
     General and administrative.......................                      34,686           41,057            64,180
     Pre-opening expenses.............................                          --            7,125                --
     Guaranteed payments to former partners...........                         858               --                --
     Depreciation and amortization....................                       7,280            7,883            18,278
                                                                         ---------         --------         ---------
        TOTAL OPERATING EXPENSES......................                     157,077          174,628           274,307
                                                                         ---------         --------         ---------
        OPERATING INCOME..............................                      17,679           21,359            19,576
                                                                         ---------         --------         ---------

OTHER INCOME (EXPENSES):
     Interest expense:
     Related parties..................................                      (3,126)            (160)             (148)
     Other............................................                        (760)         (22,076)          (26,194)
     Interest income..................................                         106            4,791                98
     Interest capitalized.............................                         235            7,464             1,016
     Gain on disposal of equipment....................                          92               58               919
                                                                         ---------         --------         ---------
        TOTAL OTHER INCOME (EXPENSES).................                      (3,453)          (9,923)          (24,309)
                                                                         ---------         --------         ---------
NET INCOME (LOSS) BEFORE INCOME TAXES.................                      14,226           11,436            (4,733)
PROVISION (BENEFIT) FOR INCOME TAXES..................                          --            6,617            (1,401)
                                                                         ---------         --------         ---------
NET INCOME (LOSS).....................................                   $  14,226         $  4,819         $  (3,332)
                                                                         =========         ========         =========
UNAUDITED PRO FORMA DATA (reflecting
   reorganization change in tax status):
     Provision (benefit) for income taxes.............                       4,979            4,117            (1,401)
                                                                         ---------         --------         ---------
     Net income (loss)................................                   $   9,247         $  7,319         $  (3,332)
                                                                         =========         ========         =========

   The accompanying notes are an integral part of these financial statements.

                        COAST HOTELS AND CASINOS, INC.
              (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                      STATEMENTS OF STOCKHOLDER'S EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
                            (DOLLARS IN THOUSANDS)

                                                      Common Stock
                                                      ------------       Additional      Unrealized      Retained
                                                  Shares     Amount    Paid-In Capital   Gains(Losses)   Earnings      Total
                                              --------------------------------------------------------------------------------

Balances at December 31, 1994........            1,000           $1       $ 70,774            $ 13        $ 16,993    $ 87,781
  Net income.........................                                                                       14,226      14,226
  Change in unrealized gains (losses)
     on marketable securities........                                                          (13)                        (13)
  Distributions to former partners...                                      (32,535)                        (26,125)    (58,660)
                                              --------------------------------------------------------------------------------
Balances at December 31, 1995........            1,000            1         38,239              --           5,094      43,334
  Exchange of notes payable of
     subsidiary for common stock.....                                       52,525                                      52,525
  Reclassification of undistributed
     earnings to additional paid-in capital
     upon termination of partnership status..                                5,094                          (5,094)         --
  Net income.........................                                                                        4,819       4,819
                                              --------------------------------------------------------------------------------
Balances at December 31, 1996........            1,000            1         95,858              --           4,819     100,678
  Net loss...........................                                                                       (3,332)     (3,332)
                                              --------------------------------------------------------------------------------
Balances at December 31, 1997........            1,000           $1       $ 95,858            $ --        $  1,487    $ 97,346
                                              ================================================================================



   The accompanying notes are an integral part of these financial statements.

                            COAST HOTELS AND CASINOS, INC.
              (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 and 1997
                            (Dollars in thousands)

                                                                                       1995             1996            1997
                                                                                     -----------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...................................................            $ 14,226        $   4,819        $ (3,332)
                                                                                     --------        ---------        --------
     ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES:
          Depreciation and amortization..................................               7,280            7,883          18,278
          Provision for bad debts........................................                 911            2,153           1,935
          Gain on disposal of equipment and securities...................                 (92)             (58)           (919)
          Deferred rent..................................................                  --               --           2,378
          Deferred income taxes..........................................                  --            4,162             789
          Amortization of original issue discount                                          --              497             616
          (Increase) decrease in operating assets:
             Accounts receivable.........................................                (267)          (1,608)         (1,773)
             Income tax receivable.......................................                  --             (645)         (1,127)
             Inventories.................................................                 854           (2,286)          1,279
             Prepaid expenses and other assets...........................                  85           (1,395)         (1,493)
          Increase (decrease) in operating liabilities:
             Accounts payable............................................              (1,057)           4,307          (2,727)
             Accrued liabilities.........................................                 901            9,204           2,142
                                                                                     --------        ---------        --------
               TOTAL ADJUSTMENTS.........................................               8,615           22,214          19,378
                                                                                     --------        ---------        --------
               NET CASH PROVIDED BY OPERATING ACTIVITIES.................              22,841           27,033          16,046
                                                                                     --------        ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures................................................             (32,187)        (125,722)        (57,736)
     Proceeds from sale of equipment and securities......................                 219               20           1,070
     Issuance of notes receivable........................................                  --               --              --
     Principal payment from notes receivable.............................                  --               --              --
                                                                                     --------        ---------        --------
               NET CASH USED BY INVESTING ACTIVITIES.....................             (31,968)        (125,702)        (56,666)
                                                                                     --------        ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings under bank lines of credit.................              26,941            1,045              --
     Principal payments on bank lines of credit..........................              (4,000)         (29,200)             --
     Proceeds from issuance of long-term debt, net of  discounts and
      commissions........................................................               4,500          179,570          19,569

     Principal payments on long-term debt................................             (10,413)          (1,826)         (7,913)
     Advances to affiliates..............................................                (500)          (2,568)         (3,165)
     Payments for debt issue costs.......................................              (1,169)          (1,336)             --
     Distributions to former partners....................................              (8,660)              --              --
                                                                                     --------        ---------        --------
               NET CASH PROVIDED BY FINANCING ACTIVITIES.................               6,699          145,685           8,491
                                                                                     --------        ---------        --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (2,428)          47,016         (32,129)
CASH AND CASH EQUIVALENTS, at beginning of year..........................              16,967           14,539          61,555
                                                                                     --------        ---------        --------
CASH AND CASH EQUIVALENTS, at end of year................................            $ 14,539        $  61,555        $ 29,426
                                                                                     ========        =========        ========

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

 Background Information

  Coast Hotels and Casinos, Inc. (the "Company") is a Nevada corporation and a wholly owned subsidiary of Coast Resorts, Inc. ("Coast Resorts"), which is also a Nevada corporation. The Company was formed in September 1995 and owns and operates the following hotel-casinos in Las Vegas, Nevada:

   - Gold Coast Hotel and Casino, located approximately one mile west of the Las Vegas Strip on Flamingo Road.

   - Barbary Coast Hotel and Casino, which is located on the Las Vegas Strip.

   - The Orleans Hotel and Casino, which is located approximately one mile west of the Las Vegas Strip on Tropicana Avenue. The Orleans opened for business on December 18, 1996.

  Prior to the Reorganization described below, the Gold Coast Hotel and Casino and the Barbary Coast Hotel and Casino had previously been operated independently by Gold Coast Hotel and Casino, a Nevada limited partnership organized in 1986 ("Gold Coast") and Barbary Coast Hotel and Casino, a Nevada partnership organized in 1979 ("Barbary Coast").

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

  Coast West holds the Coast West Lease for future development. Coast
West has had no source of income since its inception in September 1995. The Company has agreed to provide Coast West with advances sufficient to make payments on the Coast West Lease and to fund development costs, up to a maximum of $8 million, as more fully explained in Note 9.

 Basis of Presentation

  Gold Coast and Barbary Coast historically operated under a high degree of common control. The former Managing General Partner of Gold Coast was also the Managing General Partner of Barbary Coast. Due to the common control of Gold Coast and Barbary Coast and the continuation of ownership by the former partners, the Reorganization was accounted for as a reorganization of entities under common control. Accordingly, the financial statements of the Company for all periods are presented as if the Reorganization occurred at the beginning of the earliest period presented and include the accounts of all entities involved on a historical cost basis, in a manner similar to a pooling of interests.


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories

  Inventories, which consist primarily of food and beverage, liquor store, and gift shop merchandise, are valued at the lower of cost or market value (which is determined using the first-in, first-out and the average cost methods) except for the base stocks of bar glassware and restaurant china which are stated at original cost with subsequent replacements charged to expense.

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

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  In April 1997, the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position (SOP). Reporting on the Costs of Start-Up Activities. If issued in its current form, the proposed SOP would require that the Company expense its pre-opening and related promotional expense as incurred rather than capitalize it and amortize it over the estimated period of economic benefit of such costs as is the Company's current policy.

Advertising Costs

  Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Capitalized advertising costs were immaterial at December 31, 1996 and 1997. Advertising expense was approximately $4.3 million, $3.8 million, and $7.5 million for the years ended December 31, 1995, 1996 and 1997, respectively.

Casino Revenue

  In accordance with common industry practice, the Company recognizes as casino revenue the net win from gaming activities which is the difference between amounts wagered and amounts paid to winning patrons.

Deferred Revenue

  Wagers received on all sporting events are recorded as a liability until the final outcome of the event when the payoffs, if any, can be determined.

Progressive Jackpot Payouts

  The Company has a number of progressive slot machines, progressive poker games and a progressive keno game. As coins are played on the progressive slot machines, the amount available to win increases, to be paid out when the appropriate jackpot is hit. The keno game and poker game payouts also increase with the amount of play, to be paid out when hit. In accordance with common industry practice, the Company has recorded the progressive jackpot as a liability with a corresponding charge against casino revenue.

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Promotional Allowances

  The retail value of hotel accommodations and food and beverage items provided to customers without charge is included in gross revenues and then deducted as promotional allowances, to arrive at net revenues.

  The estimated cost of providing these complimentary services is as follows:

                                                                December 31,
                                                      ---------------------------------
                                                         1995        1996        1997
                                                      ---------   ---------   ---------
                                                               (in thousands)
      Hotel........................................     $ 1,426     $ 1,804     $ 2,023
      Food and beverage............................      14,704      14,725      23,187
                                                        -------     -------     -------
      Total cost of promotional allowances.........     $16,130     $16,529     $25,210
                                                        =======     =======     =======

The cost of promotional allowances has been allocated to expense as follows:

                                                                 December 31,
                                                      ----------------------------------
                                                          1995        1996        1997
                                                      ----------   ---------   ---------
                                                                (in thousands)
   Casino..........................................      $15,232     $15,361     $22,280
   Other...........................................          898       1,168       2,930
                                                         -------     -------     -------
                                                         $16,130     $16,529     $25,210
                                                         =======     =======     =======

Slot Club Promotion

  The Company has established promotional clubs to encourage repeat business from frequent and active slot machine customers. Members in the clubs earn points based on slot activity accumulated in the members' account. Points can be redeemed for certain consumer products (typically household appliances), travel, food and beverage or cash. The Company accrues for slot club points expected to be redeemed in the future based on the average cost of items expected to be redeemed.

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

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes (Continued)

  Subsequent to the Reorganization, the Company is included in the consolidated federal income tax return filed by Coast Resorts. The Company's tax allocation is based on the amount of tax it would incur if it filed a separate return. Coast Resorts will pay the Company an amount equal to the tax benefit arising from the utilization of net operating losses of the Company to the extent that such losses result in a reduction in the amount of tax payable by Coast Resorts.

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

Cash and Cash Equivalents

  The Company considers all highly liquid investments with a remaining maturity at acquisition of three months or less to be cash equivalents. Cash in excess of daily requirements is typically invested in U.S. Government-backed repurchase agreements with maturities of 30 days or less. Such investments are generally made with major financial institutions having a high credit rating. At times, the Company's cash deposited in financial institutions may be in excess of federally insured limits.

Concentration of Credit Risk

  The Company extends credit to patrons after background checks and investigations of creditworthiness and does not require collateral. The Company records provisions for potential credit losses and such losses have been within management's expectations. Management believes that as of December 31, 1997, no significant concentration of credit risk exists for which an allowance has not already been determined and recorded.

Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. SFAS 130 requires a separate statement to report components of comprehensive income for each period presented. The provisions of

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS 130 are effective for fiscal years beginning after December 15, 1997. Management believes that the Company currently does not have items that would require presentation in a separate statement of comprehensive income.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. SFAS 131 will not have a material effect on the Company's financial statements as the required information is either currently being presented by the Company or it is not applicable to the Company.


Reclassifications

    Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform with the 1997 presentation.


NOTE 3--PROPERTY AND EQUIPMENT

  Major classes of property and equipment consist of the following:

                                                          December, 31
                                                ---------------------------------
                                                    1996                 1997
                                                ------------         ------------
                                                          (in thousands)

      Building...............................      $204,582             $232,661
      Furniture and fixtures.................       133,694              139,022
                                             --------------       --------------
                                                    338,276              371,683
      Less accumulated depreciation..........       (68,058)             (81,733)
                                             --------------       --------------
                                                    270,218              289,950
      Land...................................        15,232               15,232
      Construction in progress...............           575                  238
                                             --------------       --------------
      Net property and equipment.............      $286,025             $305,420
                                             ==============       ==============

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                         NOTES TO FINANCIAL STATEMENTS


NOTE 4--LEASES

  The Barbary Coast building is located on land which is leased. The lease term runs through May 2003 with a purchase option and two 30 year renewal options. In addition, the parking lot adjacent to the building is being leased under a 10 year lease which runs through December 2003. Annual rental payments under these leases total $300,000.

  During December 1995, the Company entered into a ground lease for the land underlying the Orleans. The land is owned by The Tiberti Company, a Nevada general partnership, of which a stockholder of Coast Resorts is the managing partner. The stockholder is also the president and a director and stockholder of the general contractor for the construction of the Orleans, as more fully described in Note 10. The lease provides for an initial term of fifty years with a twenty-five year renewal option and includes a purchase option, exercisable by the Company, at fair market value during the twentieth and twenty-first years of the lease. Lease payments range from $175,000 to $250,000 per month during the first sixteen years of the lease increasing by 3% per annum thereafter. The total amount of the base rent payments on the Orleans lease is being charged to expense on the straight-line method over the term of the lease. The Company has recorded deferred rent to reflect the excess of rent expense over cash payments since inception of the lease.

Future Minimum Lease Payments

  The following is an annual schedule of future minimum lease payments required under operating leases that have initial or remaining noncancelable terms in excess of one year as of December 31, 1997:



                          OPERATING LEASES
                           (IN THOUSANDS)

        1998                                      $  2,400
        1999                                         2,650
        2000                                         2,700
        2001                                         2,700
        2002                                         2,950
        Later years                                207,171
                                                  --------
        Total minimum lease payments              $220,571
                                                  ========

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 4--LEASES (CONTINUED)

Rental Expense

  Rent expense for the years ended December 31, 1995, 1996 and 1997 is as follows:

                                                           December 31,
                                              --------------------------------------
                                                  1995          1996         1997
                                              ------------   ----------   ----------
                                                          (in thousands)
                Occupancy rentals..........          $ 300       $4,777       $4,777
                Other equipment............            262          414          900
                                              ------------   ----------   ----------
                                                     $ 562       $5,191       $5,677
                                              ============   ==========   ==========

NOTE 5--ACCRUED LIABILITIES

  Major classes of accrued liabilities consist of the following:

                                                                         December 31,
                                                                    ----------------------
                                                                       1996        1997
                                                                    ----------   ---------
                                                                        (in thousands)
                                                                         ------------
            Slot club liability..................................      $ 5,010     $ 6,475
            Compensation and benefits............................        7,535       8,177
            Progressive jackpot payouts..........................        4,124       4,101
            Customer deposits and unpaid winners.................        2,726       5,069
            Deferred sports book revenue.........................          675         871
            Taxes................................................          975       1,046
            Accrued interest expense.............................        1,116       1,354
            Other................................................        3,348         558
                                                                       -------     -------
                                                                       $25,509     $27,651
                                                                       =======     =======

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 6 - LONG-TERM DEBT

                                                                                           December 31,
                                                                            ----------------------------------------
Long-term debt consists of the following:                                            1996                1997
                                                                            ----------------------------------------
                                                                                      (in thousands)
Related parties:

7.5% notes, payable in monthly installments of interest only, with all principal and any unpaid interest due December 31, 2001.  The notes are uncollateralized and are payable to the former partners of Barbary
Coast and Gold Coast.  Approximately $51,025,000 of the notes were exchanged for Coast Resorts Common Stock on January 16, 1996 as more
fully described in Note 1..............................................              $  1,975              $  1,975

Non-related parties:

13% First Mortgage Notes due December 15, 2002, with interest payable semiannually on June 15 and December 15, net of original issue
discount of $5,293,000 in 1996 and $4,677,000 in 1997..................               169,707               170,323

10 7/8% First Mortgage Notes due November 1, 2001, with interest
payable quarterly on March 15, June 15, September 15 and December 15.                       -                16,800

9.19% note payable, payable in 60 monthly installments of approximately
$750,000, including  principal and interest, collateralized by certain
gaming and other equipment.............................................                29,974                22,481

8.6% note due August 11, 2007, payable in monthly installments of
$26,667 principal plus interest on remaining principal balance,
collateralized by 1980 Hawker aircraft.................................                     -                 3,067

Other notes payable.....................................................                  889                   603
                                                                            ----------------------------------------
                                                                                      202,545               215,249
Less:  current portion..................................................                6,781                 8,076
                                                                            ----------------------------------------
                                                                                     $195,764              $207,173
                                                                            ========================================

  On January 30, 1996, the Company completed a private placement of $175 million principal amount of 13% First Mortgage Notes Due December 15, 2002 (the "13% First Mortgage Notes"). Interest on the 13% First Mortgage Notes is payable semi-annually commencing June 15, 1996. The 13% First Mortgage Notes are unconditionally guaranteed by Coast Resorts, Coast West and certain future Subsidiaries of the Company. Net proceeds from the offering (after deducting original issue discount and commissions) were approximately $164.1 million. Of that amount, (i) approximately $114.8 million was deposited in a construction disbursement account restricted for use by the Company to finance in part the cost of developing, constructing, equipping and opening the Orleans, (ii) approximately $19.3 million was used by the Company to purchase U.S. Government Obligations which were deposited into an interest escrow

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                         NOTES TO FINANCIAL STATEMENTS

Note 6 - Long-term Debt (continued)

account restricted to fund the interest payable on the 13% First Mortgage Notes through December 15, 1996 and (iii) approximately $29.2 million was used by the Company to repay all outstanding indebtedness under the Company's credit facility, which was terminated. The balance of approximately $800,000 was used to pay, in part, the estimated offering expenses of $2.4 million.

     The 13% First Mortgage Notes are redeemable at the option of the Company at 106.50% and 103.25% of the principal amount thereof during the twelve month periods beginning December 15, 2000 and 2001, respectively. In addition, on or before December 15, 1998, the Company may redeem up to $57.25 million aggregate principal amount of 13% First Mortgage Notes at 110% of the principal amount thereof with the net proceeds of a public offering of Coast Resorts Common Stock subject to certain limitations as outlined in the indenture governing the 13% First Mortgage Notes (the "Indenture").

     Pursuant to the terms of the Indenture, in December 1996 the Company incurred approximately $30 million of equipment financing for The Orleans. In August 1997, the Company incurred an additional $3.2 million in equipment financing. At December 31, 1997, outstanding equipment financing totaled approximately $25.5 million.

     The Indenture contains covenants that, among other things, limit the ability of the Company to pay dividends or make advances to Coast Resorts, repay existing indebtedness, incur additional indebtedness, or sell material assets as defined in the Indenture. Additionally, pursuant to the Indenture, if on July 20, 1998, the Fixed Charge Coverage Ratio (as defined in the Indenture) of the Company for the most recently ended four full fiscal quarters is less than 1.5 to 1, the Company would be required to consummate an asset sale of the Barbary Coast within one year. The proceeds from such asset sale would be required to be used by the Company to repurchase Notes at a price equal to 101% of the principal amount of such Notes. As of December 31, 1997, the Fixed Charge Coverage Ratio was 1.53 to 1. Based upon recent operating results, management believes that, for the applicable period, the Fixed Charge Coverage Ratio will equal or exceed 1.5 to 1, although no assurance can be given that such Fixed Charge Coverage Ratio will be achieved.

     The Company is permitted by the Indenture governing the 13% First Mortgage Notes to borrow up to an additional $20 million for working capital purposes. In November 1997, the Company issued $16.8 million principal amount of 10 7/8% first mortgage notes due November 1, 2001 ("10 7/8% First Mortgage Notes"). The 10 7/8% First Mortgage Notes are collateralized on a pari passu basis with the 13% First Mortgage Notes. Interest on the 10 7/8% First Mortgage Notes is payable quarterly on March 15, June 15, September 15 and December 15. The 10 7/8% First Mortgage Notes are unconditionally guaranteed by Coast Resorts and certain future subsidiaries of Coast Hotels. Net proceeds from the offering (after deducting commissions) were approximately $16.5 million and were used for working capital purposes.

     The 10 7/8% First Mortgage Notes are redeemable at any time prior to November 1, 2001 at a redemption price equal to the principal amount thereof, plus any accrued and unpaid interest plus an "Applicable Premium" as defined in the indenture governing the 10 7/8% First Mortgage Notes. That indenture contains covenants that, among other things, limit the ability of the Company to pay dividends to Coast Resorts, repay existing indebtedness, incur additional indebtedness or sell material assets.

  Maturities on long-term debt are as follows:


        Year ending December 31,        Maturities
        -----------------------        ------------
                                      (IN THOUSANDS)
        1998...................        $  8,076
        1999...................           7,905
        2000...................           7,918
        2001...................          19,196
        2002...................         175,323
        Thereafter.............           1,508
                                       --------
                                       $219,926
                                       ========

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                         NOTES TO FINANCIAL STATEMENTS


NOTE 7-INCOME TAXES

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

     The components of the income tax provision (benefit) for the years ended December 31, 1996 and 1997 are as follows:

                                                                                         DECEMBER 31,
                                                                         ----------------------------------------
                                                                                 1996                    1997
                                                                         ------------------      ----------------
Federal:                                                                                (IN THOUSANDS)
     Current.............................................................            $2,454               $(2,189)
     Deferred............................................................             4,163                   788
                                                                         ------------------      ----------------
                                                                                     $6,617               $(1,401)
                                                                         ==================      ================

     The income tax provision (benefit) for the years ended December 31, 1996 and 1997 differs from that computed at the federal statutory corporate tax rate as follows:

                                                                                      1996               1997
                                                                         -------------------------------------
Federal statutory rate...................................................              34.0%             (34.0%)
Establishment of deferred taxes..........................................              21.9%                --
Other....................................................................               2.0%               4.4%
                                                                         -------------------------------------
     Effective tax rate..................................................              57.9%             (29.6%)
                                                                         =====================================

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 7-INCOME TAXES (CONTINUED)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities at December 31, 1996 and 1997 are as follows:


                                                                             December 31,
                                                                ---------------------------------------
                                                                      1996                   1997
                                                                ----------------       ----------------
                                                                              (IN THOUSANDS)
Deferred tax assets:
Current:
      Accrued vacation..........................................         $   226               $    565
      Allowance for doubtful accounts...........................           1,029                  1,776
      Accrued slot club points..................................             717                    902
      Progressive liabilities...................................           1,059                  1,025
      Accrued medical and other benefits........................             188                    131
      Tax credit................................................              --                    398
      NOL carryforward..........................................              --                    273
      Other.....................................................              80                     42
                                                                ----------------       ----------------
           Total current........................................           3,299                  5,112
                                                                ----------------       ----------------
   Non-current:
      Deferred rent.............................................             902                  1,734
                                                                ----------------       ----------------
          Total non-current.....................................             902                  1,734
                                                                ----------------       ----------------
Total deferred tax assets.......................................           4,201                  6,846
                                                                ----------------       ----------------
Deferred tax liabilities:
   Non-current:
      Property, plant and equipment.............................          (8,364)               (11,797)
                                                                ----------------       ----------------
      Total deferred tax liabilities............................          (8,364)               (11,797)
                                                                ----------------       ----------------
Net deferred tax liability......................................         $(4,163)              $ (4,951)
                                                                ================       ================

     As of December 31, 1997, the Company had a net operating loss carryforward of $780,000 which expires in 2012 and a tax credit of $398,000 which the Company can carry forward indefinitely.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 8--FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following estimated fair value of the Company's financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying amounts and estimated fair values of the Company's other financial instruments at December 31, 1997 are as follows:

                                                CARRYING     FAIR
                                                 AMOUNT      VALUE
                                               ---------   ---------
                                                  (in thousands)

Liabilities:
 Current portion of long-term debt..........   $  8,076     $  8,076
   First Mortgage Notes.....................   $170,323     $198,625
  Other long-term debt......................   $ 36,850     $ 36,400

  The methods and assumptions are summarized as follows:

  For current portion of long-term debt, the carrying amount approximates fair value due to the short-term nature of such debt. The fair value of the 13% First Mortgage Notes was determined based upon market quotes. For all other long-term debt, the fair value is estimated using a discounted cash flow analysis, based on the incremental borrowing rates currently available to the Company for debt with similar terms and maturity.

NOTE 9--CONTINGENCIES AND COMMITMENTS

  The Company has agreed to provide advances to Coast West sufficient to make payments on the Coast West Lease and other obligations, including project development and site improvement. The Coast West Lease relates to a parcel of land located in the western area of Las Vegas to be used for future expansion opportunities. The Coast West Lease term runs through December 31, 2055, with three 10-year renewal options, with monthly payments of $166,667 for the year ending December 31, 1995. Thereafter the monthly rent increases by the amount of $5,000 in January of each year. The lease includes a put option exercisable by the landlord requiring the purchase of the land at fair market value at the end of the 20th through 24th years of the lease, provided that the purchase price shall not be less than ten times, nor more than fifteen times, the annual rent at such time. Based on the terms of the lease, the potential purchase price commitment ranges from approximately $31,000,000 to approximately $51,000,000 in the years 2014 through 2018. The advances to Coast West are non-interest bearing and, pursuant to the Indenture, cannot exceed $8.0 million in aggregate principal amount at any time outstanding. As of December 31, 1996 and 1997, the Company had advanced Coast West aggregate totals of $3.2 million and $6.4 million, respectively, related to the Coast West Lease. Coast West is a development stage enterprise and has no source of income

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 9--CONTINGENCIES AND COMMITMENTS (CONTINUED)

and is therefore solely dependent on the advances to be provided by the Company. There can be no assurance that Coast West will develop a gaming property at the Coast West site or that it will be able to repay any advances made by the Company. Management believes that the advances related to the capital improvements at the Coast West site have an asset value that could be transferred to and used by the Company should Coast West fail to develop the project. Therefore, the Company has only recorded an allowance for doubtful accounts in an amount equal to advances provided for lease payments.

    Based on the cash requirements of Coast West for lease payments and anticipated development costs, it is likely that during 1998 Coast West will require cash advances from the Company (or from other sources) that, when added to the outstanding advances from the Company, would exceed the maximum $8 million of advances from the Company permitted under the terms of the Indenture. Should Coast West not obtain financing from another source for its cash needs in excess of the $8 million, the Company would be permitted to continue to make advances to Coast West in excess of $8 million, provided that Coast West becomes a wholly-owned subsidiary of the Company and remains a guarantor of the 13% First Mortgage Notes. Coast West is currently a wholly-owned subsidiary of the Company's parent, Coast Resorts.

    The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

NOTE 10--RELATED PARTY TRANSACTIONS

     The Company's advertising services are provided by LGT Advertising, a Company owned by several stockholders of Coast Resorts. Advertising expense amounted to approximately $2.8 million, $3.8 million and $7.5 million for the years ended December 31, 1995, 1996 and 1997, respectively.

     The Company received laundry services from Exber, Inc. (dba El Cortez Hotel & Casino). A major stockholder-officer of Exber, Inc. is the father of a major stockholder of Coast Resorts. Laundry expense payable to Exber, Inc. was approximately $1.1 million and $864,000 for the years ended December 31, 1995 and 1996, respectively. The Company discontinued its laundry service from Exber, Inc. in October 1996.

     The Company purchases certain of its equipment and inventory for its operations from RJS, a company owned by the father of a major stockholder and director of Coast Resorts and the Company's restaurant manager. RJS invoices the Company based on actual costs incurred. For the fiscal years ended December 31, 1995, 1996 and 1997, the Company incurred expense payable to RJS of approximately $388,000, $4.1 million and $1.4 million, respectively.

    The Company purchases wallboards and parlay cards for its race and sports books from Nevada Wallboards, Inc. A major stockholder and director of Coast Resorts is the majority stockholder of Nevada Wallboards, Inc. For the fiscal years ended December 31, 1995, 1996 and 1997, the Company incurred expenses payable to Nevada Wallboards of approximately $123,000, $145,000 and $198,000, respectively.

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 10--RELATED PARTY TRANSACTIONS (CONTINUED)

  A director of the Company is the President and sole stockholder of Yates-Silverman, Inc. which was retained by the Company as the designer of The Orleans and the Coast West project. For the fiscal years ended December 31, 1995, 1996 and 1997, the Company incurred expense payable to Yates-Silverman of approximately $409,000, $508,000 and $177,000, respectively.

 The Company maintains numerous racetrack dissemination contracts with Las
Vegas Dissemination, Inc. ("LVD"). The son of a major stockholder and director of Coast Resorts is the president and sole shareholder of LVD. LVD has been granted a license by the Nevada gaming authorities to disseminate live racing for those events and tracks for which it contracts and has been granted the exclusive right to disseminate all pari-mutuel services and race wire services in the State of Nevada. Under these dissemination contracts, the Company pays to LVD an amount based on the wagers accepted for races held at the racetracks covered by the respective contracts. The Company also pays to LVD a monthly fee for race wire services. For the fiscal years ended December 31, 1995, 1996 and 1997, the Company incurred expenses payable to LVD of approximately $149,000, $889,000 and $1.1 million, respectively.

  J.A. Tiberti Construction Company ("Tiberti Construction") has served as the general contractor for the original construction of the Gold Coast and for certain expansions thereof, for the original construction of the Barbary Coast and all expansions thereof and for the original construction and Phase II expansion of The Orleans. The President of Tiberti Construction is a stockholder and director of Coast Resorts and Coast Hotels. For the years ended December 31, 1995, 1996 and 1997, the Company paid approximately $10.9 million, $80.3 million and $26.2 million, respectively, to Tiberti Construction in connection with such construction services.

  As more fully described in Note 5, in December 1995, the Company entered into a ground lease with The Tiberti Company, with respect to the land underlying The Orleans. The President of The Tiberti Company is a director and shareholder of Coast Resorts. Amounts paid to the Tiberti Company with respect to the lease were $3.0 million and $2.1 million for the years ended December 31, 1996 and 1997, respectively.

NOTE 11-- BENEFIT PLANS

401(k) Plans

   In November 1993, the Company adopted separate defined contribution (401(k)) plans for eligible employees of the Gold Coast and the Barbary Coast. During 1996, the separate plans were consolidated into one plan. All employees of the Gold Coast and The Orleans are eligible to participate. All employees of the Barbary Coast not covered by a collective bargaining agreement are eligible to participate. The employees may elect to defer up to 15% of their yearly compensation, subject to statutory limits. The Company makes matching contributions of 50% of the first 6% of the employees' contribution. Contribution expense was $1,224,000, $1,176,000 and $842,000 for the years ended December 31, 1995, 1996, and 1997, respectively.

Defined Benefit Plan

  Beginning in 1993, certain employees at the Barbary Coast became covered by a union-sponsored, collectively bargained, multi-employer, defined benefit pension plan. The Barbary Coast contributed

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 11--BENEFIT PLANS (CONTINUED)

$312,000, $274,000 and $313,000 during the years ended December 31, 1995, 1996, and 1997, respectively, for the plan. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked.

NOTE 12--SUPPLEMENTAL CASH FLOWS INFORMATION

                                                                         December 31,
                                                                         -----------
                                                            1995            1996             1997
                                                            ----            ----             ----
                                                                       (in thousands)
                                                                        ------------
                                                        ----------------------------------------------
Interest paid........................................         $ 3,164       $21,607         $25,488
Income taxes paid....................................         $    --       $ 3,100         $    --

Supplemental schedule of non-cash investing and financing
   activities:
     Property and equipment acquisitions included
      in accounts payable or financed through notes
      payable........................................         $ 3,101       $38,918         $ 2,491

     Distributions to former partners by issuance of
      notes payable..................................         $50,000       $    --         $    --

     Conversion of notes payable to Coast Resorts
      Common Stock...................................         $    --       $52,525         $    --


NOTE 13--REGULATION OF GAMING OPERATIONS

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

NOTE 14 - UNAUDITED PRO FORMA DATA

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Stockholders of
 Coast Resorts, Inc.

  We have audited the financial statements of Coast Resorts, Inc. (a Nevada corporation) (parent company only) as listed in item 14 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coast Resorts, Inc. (parent company only) as of December 31, 1996 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.

Las Vegas, Nevada
March 13, 1998

                              COAST RESORTS, INC.
                             (Parent Company Only)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             December 31,
                                                                            ------------------------------------------
                                                                                    1996                     1997
                                                                            ------------------      ------------------
                                   ASSETS

CURRENT ASSETS:
Cash and cash equivalents...................................................           $     3                 $     3
                                                                            ------------------      ------------------
  TOTAL CURRENT ASSETS......................................................                 3                       3
INVESTMENT IN SUBSIDIARIES..................................................            99,102                  94,767
                                                                            ------------------      ------------------
                                                                                       $99,105                 $94,770
                                                                            ==================      ==================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to affiliates...........................................................           $    56                 $   301
Accrued liabilities.........................................................                --                      30
                                                                            ------------------      ------------------
  TOTAL CURRENT LIABILITIES.................................................                56                     331
                                                                            ------------------      ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued
 and outstanding............................................................                --                      --
Common stock, $.01 par value, 2,000,000 shares authorized, 1,494,353
 shares issued and outstanding..............................................                15                      15

Additional paid-in capital..................................................            95,398                  95,398
Retained earnings (deficit).................................................             3,636                    (974)
                                                                             -----------------       -----------------
  TOTAL STOCKHOLDERS' EQUITY................................................            99,049                  94,439
                                                                            ------------------      ------------------
                                                                                       $99,105                 $94,770
                                                                            ==================      ==================

   The accompanying notes are an integral part of these financial statements.

                              COAST RESORTS, INC.
                             (Parent Company Only)
                          STATEMENTS OF INCOME (LOSS)
                 For the Years Ended December 31, 1995, 1996 and 1997
                   (Dollars in thousands, except share data)

                                                                         For the year ended December 31,
                                                                         -------------------------------
                                                              1995                   1996                    1997
                                                           ----------             -----------             -----------

Equity interest in income (loss) from subsidiaries.     $      13,780          $       3,689           $      (4,335)
General and administrative expenses................                --                    (81)                   (261)
                                                   ------------------     ------------------      ------------------
Income (loss) before income taxes..................            13,780                  3,608                  (4,596)
Income tax provision (benefit).....................                --                    (28)                     14
                                                   ------------------     ------------------      ------------------

NET INCOME (LOSS)..................................     $      13,780          $       3,636           $      (4,610)
                                                   ==================     ==================      ==================

Basic and diluted net income (loss) per share of
 common stock......................................     $          --          $        2.47           $       (3.08)

                                                   ==================     ==================      ==================

Weighted average common shares outstanding.........                --              1,472,742               1,494,353
                                                   ==================     ==================      ==================

UNAUDITED PRO FORMA DATA (reflecting
 reorganization and change in tax status of
  subsidiaries):
Income (loss) before income taxes..................             8,957                  6,108                  (4,596)
Provision (benefit) for income taxes...............                --                    (28)                     14
                                                   ------------------     ------------------      ------------------
Net income (loss)..................................     $       8,957          $       6,136           $      (4,610)
                                                   ==================     ==================      ==================

Basic and diluted net income (loss) per share of
 common stock......................................     $        8.96          $        4.17           $       (3.08)

                                                   ==================     ==================      ==================

Weighted average common shares outstanding.........         1,000,000              1,472,742               1,494,353
                                                   ==================     ==================      ==================

   The accompanying notes are an integral part of these financial statements.

                              COAST RESORTS, INC.
                             (Parent Company Only)
                       STATEMENTS OF STOCKHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                    COMMON STOCK
                                                    ------------           ADDITIONAL      UNREALIZED    EARNINGS
                                                SHARES        AMOUNT     PAID-IN CAPITAL  GAINS(LOSSES)  (DEFICIT)  TOTAL
                                        ------------------------------------------------------------------------------------


Balances at December 31, 1994...........      1,000,000          $10          $19,340           $ 13    $ 68,418    $ 87,781
  Net income............................                                                                  13,780      13,780
  Change in unrealized gains (losses)
     on marketable securities...........                                                         (13)                    (13)
  Distributions to former partners......                                                                 (58,660)    (58,660)
                                        ------------------------------------------------------------------------------------
Balances at December 31, 1995...........      1,000,000           10           19,340             --      23,538      42,888
  Exchange of notes payable of
     subsidiary for common stock........        494,353            5           52,520                                 52,525
  Reclassification of undistributed
     earnings to additional paid-in
     capital upon termination of
     partnership status.................                                       23,538                    (23,538)         --
  Net income............................                                                                   3,636       3,636
                                        ------------------------------------------------------------------------------------
Balances at December 31, 1996...........      1,494,353           15           95,398             --       3,636      99,049
  Net loss..............................                                                                  (4,610)     (4,610)
                                        ------------------------------------------------------------------------------------
Balances at December 31, 1997...........      1,494,353          $15          $95,398           $ --    $   (974)   $ 94,439
                                        ====================================================================================

   The accompanying notes are an integral part of these financial statements.

                              COAST RESORTS, INC.
                             (Parent Company Only)
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1995, 1996 and 1997
                             (Dollars in thousands)



                                                                            Year Ended December 31,
                                                              ---------------------------------------------------
                                                                  1995                1996               1997
                                                              -------------       ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................................       $ 13,780            $ 3,636            $(4,610)
                                                           ---------------     --------------     --------------
  ADJUSTMENTS TO RECONCILE NET INCOME
    (LOSS) TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:
     Equity interest in net (income) loss from
      subsidiaries.........................................        (13,780)            (3,689)             4,335

     Due to affiliates.....................................             --                 53                245
                                                            ---------------     --------------     --------------
        TOTAL ADJUSTMENTS..................................        (13,780)            (3,636)             4,610
                                                           ---------------     --------------     --------------
        NET CASH PROVIDED BY
          OPERATING ACTIVITIES.............................             --                 --                 --
                                                           ---------------     --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock...................              4                 --                 --
  Cash used to purchase subsidiaries' stock................             (1)                --                 --
                                                           ---------------     --------------     --------------
        NET CASH PROVIDED BY FINANCING
          ACTIVITIES.......................................              3                 --                 --
                                                           ---------------     --------------     --------------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS...............................................              3                 --                 --
CASH AND CASH EQUIVALENTS, at beginning of year............             --                  3                  3
                                                           ---------------     --------------     --------------
CASH AND CASH EQUIVALENTS, at end of year..................       $      3            $     3            $     3
                                                           ===============     ==============     ==============

   The accompanying notes are an integral part of these financial statements.

                               COAST RESORTS, INC.
                             (PARENT COMPANY ONLY)

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1--BACKGROUND INFORMATION AND BASIS OF PRESENTATION

 Background Information

  Coast Resorts, Inc. ("Coast Resorts" or the "Company") is a Nevada corporation and serves as a holding company for Coast Hotels and Casinos, Inc. ("Coast Hotels") and Coast West, Inc. ("Coast West"), also Nevada corporations. Through Coast Hotels, the Company owns and operates the following hotel-casinos in Las Vegas, Nevada:

        - Gold Coast Hotel and Casino, on Flamingo Road located approximately one mile west of the Las Vegas Strip.

        -  Barbary Coast Hotel and Casino, which is located on the Las Vegas
           Strip.

        - The Orleans Hotel and Casino, which is located approximately one mile west of the Las Vegas Strip on Tropicana Avenue, opened for business on December 18, 1996.

  Prior to the reorganization described below, the Gold Coast Hotel and Casino and the Barbary Coast Hotel and Casino had previously been operated independently by Gold Coast Hotel and Casino, a Nevada limited partnership organized in 1986 ("Gold Coast") and Barbary Coast Hotel and Casino, a Nevada partnership organized in 1979 ("Barbary Coast").

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

                              COAST RESORTS, INC.
                             (PARENT COMPANY ONLY)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--BACKGROUND INFORMATION AND BASIS OF PRESENTATION--(CONTINUED)


  Coast Resorts retained the liability for an aggregate principal amount of $51,025,000 in notes payable to former partners and retained the liability for $1,500,000 relating to demand notes due to a related party (the ''Exchange Liabilities''). On January 16, 1996, the Exchange Liabilities were exchanged for 494,353 shares of common stock, par value $.01 per share, of Coast Resorts (the ''Coast Resorts Common Stock''), based upon management's estimate of the fair market value of such common stock.

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

Marketable Securities

    Marketable equity securities have been categorized as available for sale and, as a result, are stated at fair value, as determined by market quotations on a national stock exchange. Realized gains and losses are charged to income while unrealized holding gains and losses are included as a component of stockholders' equity until realized. No marketable securities were outstanding at December 31, 1996 and 1997.

Net Income (Loss) Per Common Share

  Net income per common share for the years ended December 31, 1996 and 1997 is computed by dividing net income by the weighted average number of shares of common stock outstanding, which weighted average totaled 1,472,742 shares and 1,494,353 shares, respectively. Net income per common share for the year ended December 31, 1995 has not been presented as the Company operated as individual partnerships prior to the Reorganization and no common stock was outstanding. Unaudited pro-forma net income per common share has been presented for the years ended December 31, 1995 and 1996 assuming that the Reorganization occurred on January 1, 1994.

  In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 is effective for periods ending after December 15, 1997 and replaces currently reported earnings per share with "basic", or undiluted, earnings per share and "diluted" earnings per share. Basic earnings per share is computed based on weighted average shares outstanding while diluted earnings per share reflects the additional dilution for all potential dilutive securities, such as stock options and warrants.

     The Company has adopted the provisions of SFAS 128 in its fiscal 1997 financial statements. The retroactive adoption had no impact on the Company's operating results for the year ended December 31, 1996.

                              COAST RESORTS, INC.
                             (Parent Company Only)

                         NOTES TO FINANCIAL STATEMENTS


NOTE 3--CONTINGENCIES AND COMMITMENTS

  In connection with the Reorganization, Coast Resorts assumed, jointly and severally with Coast Hotels, all of the liabilities of the Predecessor Partnerships other than (i) obligations under a portion of the subordinated notes payable to former partners and $1,500,000 principal amount of demand notes payable to a related party which were retained severally by Coast Resorts and were exchanged for shares of Coast Resorts Common Stock, and (ii) those liabilities incident to the Coast West Lease, and Coast West assumed jointly and severally with Coast Resorts, all of the liabilities of the Predecessor Partnerships incident to the Coast West Lease, as described in Note 1.

  On January 30, 1996, Coast Hotels completed a private placement of $175 million principal amount of 13% First Mortgage Notes Due December 15, 2002 (the "13% First Mortgage Notes"). Interest on the 13% First Mortgage Notes is payable semi-annually commencing June 15, 1996. The 13% First Mortgage Notes are unconditionally guaranteed by Coast Resorts, Coast West and certain future Subsidiaries of Coast Hotels. Net proceeds from the offering (after deducting original issue discount and commissions) were approximately $164.1 million. Of that amount, (i) approximately $114.8 million was deposited in a construction disbursement account restricted for use by Coast Hotels to finance in part the cost of developing, constructing, equipping and opening the Orleans, (ii) approximately $19.3 million was used by Coast Hotels to purchase U.S. Government Obligations which were deposited into an interest escrow account restricted to fund the interest payable on the 13% First Mortgage Notes through December 15, 1996 and (iii) approximately $29.2 million was used by Coast Hotels to repay all outstanding indebtedness under the Company's revolving credit facility, which facility was terminated. The balance of approximately $800,000 was used to pay, in part, the estimated offering expenses of $2.4 million.

  The 13% First Mortgage Notes are redeemable at the option of Coast Hotels at 106.50% and 103.25% of the principal amount thereof during the twelve month periods beginning December 15, 2000 and 2001, respectively. In addition, on or before December 15, 1998, Coast Hotels may redeem up to $57.25 million aggregate principal amount of 13% First Mortgage Notes at 110% of the principal amount thereof with the net proceeds of a public offering of Coast Resorts Common Stock subject to certain limitations as outlined in the indenture governing the 13% First Mortgage Notes (the "Indenture").

  The Indenture contains covenants that, among other things, limit the ability of Coast Hotels to pay dividends or make advances to the Company, repay existing indebtedness, incur additional indebtedness, or sell material assets as defined in the Indenture. Additionally, the Indenture provides that, if on July 20, 1998, the Fixed Charge Coverage Ratio (as defined in the Indenture) of Coast Hotels for the most recently ended four full fiscal quarters for which internal financial statements are available is less than 1.5 to 1, then Coast Hotels would be required to consummate a sale of the Barbary Coast within one year thereafter. The proceeds from such sale would be required to be used by Coast Hotels to repurchase Notes at a price equal to 101% of the principal amount of such Notes. Management believes that, for the applicable period, the Fixed Charge Coverage Ratio will equal or exceed 1.5 to 1, although no assurance can be given that such Fixed Charge Coverage Ratio will be achieved.

  On November 21, 1997, Coast Hotels completed a private placement of $16.8 million principal amount of 10 7/8% First Mortgage Notes Due November 1, 2001 (the "10 7/8% First Mortgage Notes"). The 10 7/8% First Mortgage Notes are collateralized on a pari passu basis with 13% First Mortgage Notes. Interest on the 10 7/8% First Mortgage Notes is payable quarterly on March 15, June 15, September 15 and December 15. The 10 7/8% First Mortgage Notes are unconditionally guaranteed by Coast Resorts and certain future subsidiaries of Coast Hotels. Net proceeds from the offering (after deducting commissions) were approximately $16.5 million and were used for working capital purposes.

  The 10 7/8% First Mortgage Notes are redeemable at any time prior to November 1, 2001 at a redemption price equal to the principal amount thereof, plus any accrued and unpaid interest plus an "Applicable Premium" as defined in the indenture governing the 10 7/8% First Mortgage Notes. That indenture contains covenants that, among other things, limit the ability of Coast Hotels to pay dividends to Coast Resorts, repay existing indebtedness, incur additional indebtedness or sell material assets.

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

  Subsequent to the Reorganization, the Company files a consolidated federal income tax return which includes the taxable income (loss) of Coast Hotels and Coast West. Under the provisions of the Company's tax sharing agreement, taxes are allocated to Coast Hotels and Coast West based on the amount of tax they would incur if they filed separate returns. Coast Resorts will pay Coast Hotels and Coast West to the extent that such losses result in a reduction in the amount of tax payable by Coast Resorts. The benefit for income taxes for the year ended December 31, 1996 represents the income tax benefit available as a result of the utilization of net operating losses of Coast Reports (parent company only.)

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Directors and Stockholder of
 Coast West, Inc.

  We have audited the financial statements and financial statement schedule of Coast West, Inc. (a development stage enterprise and a wholly owned subsidiary of Coast Resorts, Inc.) listed in item 14 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coast West, Inc. as of December 31, 1996 and 1997, and its statements of loss incurred during the development stage and its cash flows for the period September 29, 1995 (the date of inception) through December 31, 1995, for the years ended December 31, 1996 and 1997 and for the period September 29, 1995 (the date of inception) through December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

  As more fully explained in Note 1, Coast West, Inc. has no source of income during the development stage and is solely dependent on advances from Coast Hotels and Casino, Inc. (an affiliated company).



COOPERS & LYBRAND L.L.P.

Las Vegas, Nevada
March 13, 1998

                                COAST WEST, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE AND
               A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                                 BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           DECEMBER 31,                      DECEMBER 31,
                                                                               1996                              1997
                                                                   -------------------------        --------------------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents............................                             $    11                           $     1
   Receivable from parent for income taxes..............                                 501                             1,230
                                                                   -------------------------        --------------------------
     TOTAL CURRENT ASSETS...............................                                 512                             1,231
                                                                   -------------------------        --------------------------
PROPERTY AND EQUIPMENT..................................                                 556                             1,731
                                                                   -------------------------        --------------------------
                                                                                     $ 1,068                             2,962
                                                                   =========================        ==========================

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   TOTAL CURRENT LIABILITIES............................              $                   --           $                    --
                                                                   -------------------------        --------------------------

NONCURRENT LIABILITIES
   Advances from affiliates.............................                               2,987                             6,305
   Deferred rent........................................                               2,352                             4,053
                                                                   -------------------------        --------------------------
     TOTAL NONCURRENT LIABILITIES.......................                               5,339                            10,358
                                                                   -------------------------        --------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY (DEFICIENCY):
   Common Stock, $1.00 par value, 25,000 shares
       authorized, 1,010 shares issued and outstanding                                    --                                --
   Additional paid - in capital.........................                                   1                                 1
   Deficit accumulated during development stage.........                              (4,272)                           (7,397)
                                                                   -------------------------        --------------------------
     TOTAL STOCKHOLDER'S EQUITY (DEFICIENCY)............                              (4,271)                           (7,396)
                                                                   -------------------------        --------------------------
                                                                                     $ 1,068                           $ 2,962
                                                                   =========================        ==========================

   The accompanying notes are an integral part of these financial statements.

                                COAST WEST, INC.
                      (A Development Stage Enterprise and
               A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

            STATEMENTS OF LOSS INCURRED DURING THE DEVELOPMENT STAGE
                             (AMOUNTS IN THOUSANDS)


                                                FOR THE PERIOD                                         FOR THE PERIOD
                                                SEPTEMBER 29,                                           SEPTEMBER 29,
                                                1995 (THE DATE                                         1995 (THE DATE
                                                 OF INCEPTION       FOR THE YEAR      FOR THE YEAR     OF INCEPTION
                                                  THROUGH               ENDED            ENDED            THROUGH
                                                 DECEMBER 31,        DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                                                ---------------------------------------------------------------------

                                                      1995               1996            1997               1997
                                                  ------------      ------------     -------------      --------------
Rent expense..............................               $(946)          $(3,820)          $(3,820)           $(8,586)
General and administrative expenses.......                  --                (7)              (34)               (41)
                                                  ------------      ------------     -------------      --------------
Net loss before income tax benefit........                (946)           (3,827)           (3,854)             (8,627)
Income tax benefit........................                  --               501               729               1,230
                                                  ------------      ------------                        --------------
   Net loss...............................               $(946)          $(3,326)          $(3,125)            $(7,397)
                                                  ============      ============     =============      ==============

   The accompanying notes are an integral part of these financial statements.

                                COAST WEST, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE AND
               A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                 STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)
       FOR THE PERIOD SEPTEMBER 29, 1995, THE DATE OF INCEPTION, THROUGH
 DECEMBER 31, 1995, FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997 AND FOR THE
  PERIOD SEPTEMBER 29, 1995 (THE DATE OF INCEPTION) THROUGH DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)


                                                                                                   DEFICIT
                                                                                                 ACCUMULATED
                                                COMMON STOCK                                     DDURING THE
                                      -------------------------------        ADDITIONAL          DEVELOPMENT
                                               SHARES      AMOUNT          PAID-IN CAPITAL           STAGE          TOTAL
                                      -------------------------------------------------------------------------------------
Balances at September 29, 1995                       --    $        --      $         --     $         --      $        --
     Issuance of common stock...........          1,010             --                 1               --                1
     Net loss for the year..............             --             --                --             (946)            (946)
                                           ------------   ------------    --------------   --------------    -------------
Balances at December 31, 1995...........          1,010             --                 1             (946)            (945)
     Net loss for the year..............             --             --                --           (3,326)          (3,326)
                                           ------------   ------------    --------------   --------------    -------------
Balances at December 31, 1996...........          1,010             --                 1           (4,272)          (4,271)
     Net loss for the year..............                                                           (3,125)          (3,125)
                                           ------------   ------------    --------------   --------------    -------------
Balances at December 31, 1997...........          1,010    $        --      $          1     $     (7,397)     $    (7,396)
                                           ============   ============    ==============   ==============    =============


   The accompanying notes are an integral part of these financial statements.

                                COAST WEST, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE AND
               A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                 FOR THE PERIOD                                  FOR THE PERIOD
                                                                 SEPTEMBER 29,                                    SEPTEMBER 29,
                                                                 1995 (THE DATE                                  1995 (THE DATE
                                                                 OF INCEPTION     FOR THE YEAR    FOR THE YEAR    OF INCEPTION
                                                                    THROUGH          ENDED           ENDED          THROUGH
                                                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,     DECEMBER 31,

                                                                       1995          1996             1997            1997
                                                                     -------      ---------        ---------        ---------

CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES:
   Net loss.................................................          $(946)        $(3,326)           $(3,125)       $(7,397)
                                                                      -------------------------------------------------------
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     USED FOR DEVELOPMENT STAGE ACTIVITIES:.................
       Non-cash rent expense................................            446           1,907              1,700          4,053
       Receivables..........................................             --            (501)            (1,230)        (1,230)
                                                                      -------------------------------------------------------
          TOTAL ADJUSTMENTS.................................            446           1,406                470          2,823
                                                                      -------------------------------------------------------
          NET CASH USED BY OPERATING ACTIVITIES.............           (500)         (1,920)            (2,655)        (4,574)
CASH FLOWS FROM INVESTING ACTIVITIES:.......................
   Capital expenditures.....................................           (143)           (413)            (1,175)        (1,731)
                                                                      -------------------------------------------------------
          NET CASH USED FOR INVESTING ACTIVITIES............           (143)           (413)            (1,175)        (1,731)
CASH FLOW FROM FINANCING ACTIVITIES:........................
   Borrowings from affiliate................................            643           2,343              3,821          6,305
   Issuance of common stock.................................              1              --                 --
                                                                      -------------------------------------------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES.........            644           2,343              3,821          6,306
                                                                      -------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........              1              10                (10)             1
CASH AND CASH EQUIVALENTS, at beginning of period...........             --               1                 --
                                                                      -------------------------------------------------------
CASH AND CASH EQUIVALENTS, at end of period.................          $   1         $    11            $     1         $    1
                                                                      =======================================================

   The accompanying notes are an integral part of these financial statements.

                                COAST WEST, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE AND
               A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--BACKGROUND INFORMATION AND BASIS OF PRESENTATION

  Coast West, Inc. ("Coast West") is a development stage Nevada corporation, and a wholly owned subsidiary of Coast Resorts, Inc. ("Coast Resorts"), which is also a Nevada corporation. Coast West was formed in September 1995 as part of a reorganization (the "Reorganization") with Coast Resorts, Inc. and the following two partnerships (collectively, the "Predecessor Partnerships"):

 .  Gold Coast Hotel and Casino, located approximately one mile west of the Las
   Vegas Strip on Flamingo Road.

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

  Concurrently with the exchange of the partners' interests in the Predecessor Partnerships and the merger of Gaughan-Herbst, Inc. into Coast Resorts, Coast Resorts became the sole partner of each of the Predecessor Partnerships, and each Predecessor Partnership dissolved and terminated. Immediately upon such dissolution and termination, all of the assets and liabilities of the Predecessor Partnerships became the assets and liabilities of Coast Resorts. Coast Resorts immediately contributed to Coast Hotels and Casinos, Inc. ("Coast Hotels"), a wholly owned subsidiary of Coast Resorts, all of the assets of the Predecessor Partnerships excluding those relating to a certain ground lease, (the "Coast West Lease") which Coast Resorts contributed to Coast West in exchange for 1,000 shares of Coast West common stock. (The Coast West Lease is an operating lease for accounting purposes and, accordingly, has no value in the accompanying balance sheet.) In addition, Coast Hotels assumed, jointly and severally with Coast Resorts, all of the liabilities of the Predecessor Partnerships other than obligations under a portion of the subordinated notes payable to former partners and $1,500,000 principal amount of demand notes payable to a related party which were retained by Coast Resorts and were exchanged for shares of Coast Resorts Common Stock (as defined below) and those liabilities incident to the Coast West Lease, and Coast West assumed jointly and severally with Coast Resorts, all of the liabilities of the Gold Coast Partnership Predecessor Partnerships incident to the Coast West Lease.

  Coast Resorts retained the liability for an aggregate principal amount of $51,025,000 in notes payable to former partners and retained the liability for $1,500,000 relating to demand notes due to a related party (the "Exchange Liabilities"). On January 16, 1996, the Exchange Liabilities were exchanged for 494,353

                                COAST WEST, INC.
                      (A Development Stage Enterprise and
               A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--BACKGROUND INFORMATION AND BASIS OF PRESENTATION (continued)

shares of common stock, par value $.01 per share, of Coast Resorts (the "Coast Resorts Common Stock"), based upon management's estimate of the fair market value of such common stock.

  As a result of the Reorganization, the former partners of the Predecessor Partnerships (or their principals) own all of the issued and outstanding shares of capital stock of Coast Resorts, Coast Resorts owns all of the issued and outstanding capital stock of Coast Hotels and Coast West, and Coast Hotels and Coast West own and have assumed in the aggregate all of the assets and liabilities of the Predecessor Partnerships (other than the Exchange Liabilities that will be exchanged for Coast Resorts Common Stock).

  Coast West holds the Coast West Lease for future development. Coast West has had no source of income during its development stage. Coast Hotels has agreed to provide Coast West with advances sufficient to make lease payments on the Coast West Lease, as more fully explained in Note 3.

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

  At December 31, 1996 and 1997, property and equipment consists primarily of leasehold improvements, architectural design and other related costs incurred in connection with the execution of the Coast West Lease. Such costs are not being amortized as the underlying property is in the development stage.

 Cash and cash equivalents
  Coast West considers all highly liquid investments with a maturity at acquisition of three months or less to be cash equivalents.

 Income taxes

  Prior to the Reorganization, Coast Resorts operated as individual partnerships which did not pay federal income taxes. The Partners of Gold Coast and Barbary
Coast were taxed on their proportionate

                                COAST WEST, INC.
                      (A Development Stage Enterprise and
               A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

share of each of their respective partnership's taxable income or loss. Therefore, these statements do not include any benefit for corporate income taxes prior to January 1, 1996.

  Subsequent to the Reorganization, Coast West is included in the consolidated federal income tax return filed by Coast Resorts. Coast West's tax allocation is based on the amount of tax it would incur if it filed a separate return. Coast Resorts will pay Coast West an amount equal to the tax benefit arising from the utilization of net operating losses of Coast West to the extent that such losses result in a reduction in the amount of tax payable by Coast Resorts.

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

Reclassifications
    Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

NOTE 3--LEASES AND COMMITMENTS

    In January 1996, in connection with the Reorganization, Coast Resorts contributed its rights under the Coast West Lease to Coast West. The Coast West Lease is for a parcel of land located in the northwest area of Las Vegas which is to be used for future expansion opportunities. The Coast West Lease term runs through December 31, 2005, with three 10-year renewal options, with monthly payments of $166,667 through December 31, 1995. Thereafter the monthly rent increases by the amount of $5,000 in January of each year. The lease includes a put option exercisable by the landlord requiring the purchase of the land at fair market value at the end of the 20th through 24th years of the lease, provided that the purchase price shall not be less than ten times, nor more than fifteen times, the annual rent at such time. Based on the terms of the lease, the potential purchase price commitment ranges from approximately $31 million to approximately $51 million in the years 2014 through 2018. Coast West has no source of income during its development stage and Coast Hotels has agreed to provide advances to Coast West sufficient to make payments for its lease and other obligations during Coast West's development stage, provided the maximum aggregate amount of outstanding advances may not exceed $8 million. Such advances are non-interest bearing. As of December 31, 1996 and 1997, Coast Hotels had advanced Coast West aggregate totals of $3.2 million and $6.4 million, respectively, related to the Coast West Lease and other development expenses.

     Based on the cash requirements of Coast West for lease payments and anticipated development costs, it is likely that during 1998 Coast West will require cash from advances from the Coast Hotels (or from other sources) that, when added to the outstanding advances from Coast Hotels, would exceed the maximum $8 million of advances from Coast Hotels permitted under the terms of an indenture governing certain first mortgage notes issued by Coast Hotels and guaranteed by Coast West (see Note 4). Should Coast West not obtain financing from another source for its cash needs in excess of the $8 million, Coast Hotels would be permitted to continue to make advances to Coast West in excess of $8 million, provided that Coast West becomes a wholly-owned subsidiary of Coast Hotels and remains a guarantor of Coast Hotels first mortgage notes. Coast West and Coast Hotels are each currently wholly-owned subsidiaries of the Company's parent, Coast Resorts. Coast West has no other arrangements for financing and no assurances can be made that it will be able to develop a hotel-casino on the site or that it will be able to repay the advances from Coast Hotels.

                               COAST WEST, INC.
                      (A Development Stage Enterprise and
               A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                         NOTES TO FINANCIAL STATEMENTS


FUTURE MINIMUM LEASE PAYMENTS

  The following is an annual schedule of future minimum lease payments required under the Coast West Lease, assuming that the put option is not exercised:

                                                     MINIMUM
                                                     PAYMENT
                                                 ---------------
                                                 (IN THOUSANDS)
      1998....................................         $  2,180
      1999....................................            2,240
      2000....................................            2,300
      2001....................................            2,360
      2002....................................            2,420
      Later years.............................          218,967
                                                       --------
      Total minimum lease payments............         $230,467
                                                       ========

                                COAST WEST, INC.
                      (A Development Stage Enterprise and
               A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 4--GUARANTEE OF AFFILIATE DEBT

  On January 30, 1996, the Coast Hotels completed a private placement of $175 million principal amount of 13% First Mortgage Notes Due December 15, 2002 (the "First Mortgage Notes"). Interest on the First Mortgage Notes is payable semi-annually on June 15 and December 15. The First Mortgage Notes are unconditionally guaranteed by Coast Resorts, Coast West and certain future Subsidiaries of Coast Hotels. Net proceeds from the offering (after deducting original issue discount and commissions) were approximately $164.1 million. Of that amount, (i) approximately $114.8 million was deposited in a construction disbursement account restricted for use by the Company to finance in part the cost of developing, constructing, equipping and opening the Orleans, (ii) approximately $19.3 million was used by the Company to purchase U.S. Government Obligations which were deposited into an interest escrow account restricted to fund the interest payable on the First Mortgage Notes through December 15, 1996 and (iii) approximately $29.2 million was used by the Company to repay all outstanding indebtedness under the Company's revolving credit facility, which facility was terminated. The balance of approximately $800,000 was used to pay, in part, the estimated offering expenses of $2.4 million.

     The indenture governing the Notes (the "Indenture") contains covenants that, among other things, limit the ability of Coast Hotels to pay dividends or make advances to Coast Resorts, repay existing indebtedness, incur additional indebtedness, or sell material assets as defined in the Indenture. Additionally, if on July 20, 1998, the Fixed Charge Coverage Ratio (as defined in the Indenture) of Coast Hotels for the most recently ended four full fiscal quarters is less than 1.5 to 1, Coast Hotels would be required to consummate an asset sale of the Barbary Coast within one year. The proceeds from such asset sale would be required to be used by Coast Hotels to repurchase Notes at a price equal to 101% of the principal amount of such Notes.

     The Indenture also limits the activities of Coast West to (i) activities relating to the Coast West Lease including related borrowings and repayments to Coast Hotels, (ii) activities related to the planning and future development of the property underlying the Coast West Lease and (iii) other activities incidental or related to those indicated above.


NOTE 5--INCOME TAXES


     The components of the income tax benefit for the years ended December 31, 1996 and 1997 were as follows:

                                                                                         December 31,
                                                                         -----------------------------------------
                                                                                  1996                    1997
                                                                         ------------------       ----------------
Federal:                                                                                (IN THOUSANDS)
     Current.............................................................             $(501)                 $(729)
     Deferred............................................................                --                     --
                                                                         ------------------       ----------------
                                                                                      $(501)                 $(729)
                                                                         ==================       ================

                                COAST WEST, INC.
                      (A Development Stage Enterprise and
               A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                         NOTES TO FINANCIAL STATEMENTS

     The income tax benefit for the years ended December 31, 1996 and 1997 differs from that computed at the federal statutory corporate tax rate as follows:


                                                                                  1996                      1997
                                                                         ------------------        ------------------
Federal statutory rate...................................................             (34.0%)                   (34.0%)
Valuation allowance on deferred tax asset................................             (19.0%)                   (15.1%)
                                                                         ------------------        ------------------
     Effective tax rate..................................................             (15.0%)                   (18.9%)
                                                                         ==================        ==================

          The tax effects of significant temporary differences representing net deferred tax assets and liabilities at December 31, 1996 and 1997 are as follows:

                                                                                          December 31,
                                                                         -------------------------------------------
                                                                                  1996                     1997
                                                                         ------------------       ------------------
                                                                                         (IN THOUSANDS)
Deferred tax assets:
Non-current
     Deferred rent.......................................................               847                    1,419
                                                                         ------------------       ------------------
         Total non-current...............................................               847                    1,419
     Valuation allowance.................................................              (847)                  (1,419)
                                                                         ------------------       ------------------
         Total deferred tax assets.......................................                --                       --
                                                                         ==================       ==================

                                                                     SCHEDULE II




                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)




                                                                ADDITIONS      ADDITIONS
                                                BALANCE AT     CHARGED TO      CHARGED TO                         BALANCE
                                                 BEGINNING      COSTS AND        OTHER            DEDUCTIONS       END OF
             DESCRIPTION                          OF YEAR       EXPENSES        ACCOUNTS              (a)            YEAR
-----------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts (casino
 receivables)
  Year ended December 31, 1995................        $  382       $  423         $    --              $431          $  374
                                                      =====================================================================
  Year ended December 31, 1996................        $  374       $   94         $    --              $ 89          $  379
                                                      =====================================================================
  Year ended December 31, 1997................        $  379       $  448         $    --              $633          $  194
                                                      =====================================================================
   (a) Accounts written off

Allowance for doubtful accounts (advances to
 Coast West)
  Year ended December 31, 1995................        $   --       $  500         $    --          $    --           $  500
                                                      =====================================================================
  Year ended December 31, 1996................        $  500       $2,060         $    --          $    --           $2,560
                                                      =====================================================================
  Year ended December 31, 1997................        $2,560       $2,120         $    --          $    --           $4,680
                                                      =====================================================================

                                                                     SCHEDULE II


                                COAST WEST, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)





                                                                 ADDITIONS        ADDITIONS
                                                BALANCE AT       CHARGED TO       CHARGES TO                          BALANCE
                                                BEGINNING        COSTS AND        OTHER            DEDUCTIONS          END OF
                   DESCRIPTION                   OF YEAR         EXPENSES         ACCOUNTS            (a)               YEAR
----------------------------------------------------------      ------------    ------------      ------------      -------------
Deferred tax asset valuation allowance
Year ended December 31, 1995................     $    --         $    --          $    --         $    --              $     --
                                            =====================================================================================

  Year ended December 31, 1996..............     $    --         $    847         $    --         $    --              $    847
                                            =====================================================================================

  Year ended December 31, 1997..............     $   847         $    572         $    --         $    --              $  1,419
                                            =====================================================================================