Form 10-Q
period 1998-06-30
COAST HOTELS & CASINOS INC
filed 1998-08-14
CIK 1013559

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                             --------------------

                                   FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---                               ACT OF 1934
                  For the Quarterly Period Ended June 30, 1998

                                       OR


   ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
         For the Transition Period from ____________________ to _______________

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

              4500 WEST TROPICANA AVENUE, LAS VEGAS, NEVADA 89103
              (Address of principal executive offices) (Zip Code)

                                (702) 365-7000
             (Registrant's telephone number, including area code)

                                     NONE
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Shares of Common Stock outstanding as of June 30, 1998:  1,000

===============================================================================

ITEM 1.  FINANCIAL STATEMENTS.

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                            CONDENSED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               June 30,                December 31,
                                                                           1998 (unaudited)                1997
                                                                       ---------------------      --------------------
                             ASSETS
CURRENT ASSETS:
 Cash and cash equivalents.......................................                   $ 28,707                  $ 29,426
 Accounts receivable, net........................................                      5,072                     5,616
 Other current assets............................................                     18,161                    19,952
                                                                       ---------------------      --------------------
    TOTAL CURRENT ASSETS.........................................                     51,940                    54,994
PROPERTY AND EQUIPMENT, net......................................                    301,345                   305,420
OTHER ASSETS.....................................................                      9,628                     6,447
                                                                       ---------------------      --------------------
                                                                                    $362,913                  $366,861
                                                                       =====================      ====================
                       LIABILITIES AND
                     STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
 Accounts payable................................................                   $  6,912                  $  9,107
 Accrued liabilities.............................................                     24,274                    27,651
 Construction accounts payable...................................                         --                     2,491
 Income taxes payable............................................                      1,273                        --
 Current portion of long-term debt...............................                      7,971                     8,076
                                                                       ---------------------      --------------------
    TOTAL CURRENT LIABILITIES....................................                     40,430                    47,325
LONG-TERM DEBT, less current portion.............................                    203,543                   207,173
DEFERRED INCOME TAXES............................................                     10,347                    10,063
DEFERRED RENT....................................................                      6,143                     4,954
                                                                       ---------------------      --------------------
    TOTAL LIABILITIES............................................                    260,463                   269,515
                                                                       ---------------------      --------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
 Common stock, $1.00 par value, 25,000 shares authorized,
  1,000 shares issued and outstanding............................                          1                         1
 Additional paid-in capital......................................                     95,858                    95,858
 Retained earnings...............................................                      6,591                     1,487
                                                                       ---------------------      --------------------
    TOTAL STOCKHOLDER'S EQUITY...................................                    102,450                    97,346
                                                                       ---------------------      --------------------
                                                                                    $362,913                  $366,861
                                                                       =====================      ====================

                 The accompanying notes are an integral part
                   of these condensed financial statements.

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                       CONDENSED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                               Three Months Ended                           Six Months Ended
                                                                    June 30,                                    June 30,
                                                    -------------------------------------       -----------------------------------
                                                           1998                  1997                  1998                 1997
                                                    ---------------       ---------------       ---------------       -------------
OPERATING REVENUES:
 Casino.......................................              $57,856               $51,679              $117,035            $103,581
 Food and beverage............................               16,183                14,903                32,762              30,183
 Hotel........................................                7,288                 7,288                14,225              14,336
 Other........................................                5,986                 4,714                12,079               9,188
                                                    ---------------       ---------------       ---------------       -------------
    GROSS OPERATING REVENUES..................               87,313                78,584               176,101             157,288
 Less:  promotional allowances................               (7,330)               (6,251)              (15,104)            (12,571)
                                                    ---------------       ---------------       ---------------       -------------
    NET OPERATING REVENUES....................               79,983                72,333               160,997             144,717
                                                    ---------------       ---------------       ---------------       -------------

OPERATING EXPENSES:
 Casino.......................................               30,372                27,805                61,884              56,084
 Food and beverage............................               11,829                12,852                23,563              26,178
 Hotel........................................                3,010                 3,268                 5,721               6,368
 Other........................................                5,116                 4,574                 9,942               8,905
 General and administrative...................               13,902                14,124                27,575              29,097
 Deferred rent................................                  594                   594                 1,189               1,189
 Depreciation and amortization................                5,324                 4,764                10,205               9,485
                                                    ---------------       ---------------       ---------------       -------------
TOTAL OPERATING EXPENSES......................               70,147                67,981               140,079             137,306
                                                    ---------------       ---------------       ---------------       -------------
    OPERATING INCOME:                                         9,836                 4,352                20,918               7,411
                                                    ---------------       ---------------       ---------------       -------------

OTHER INCOME (EXPENSES):
 Interest expense.............................               (6,869)               (6,550)              (13,634)            (13,030)
 Interest income..............................                  190                    --                   291                  98
 Gain on disposal of assets...................                  117                    --                   143                 829
                                                    ---------------       ---------------       ---------------       -------------
TOTAL OTHER INCOME (EXPENSES).................               (6,562)               (6,550)              (13,200)            (12,103)
                                                    ---------------       ---------------       ---------------       -------------

INCOME (LOSS) BEFORE INCOME TAXES.............                3,274                (2,198)                7,718              (4,692)
                                                    ---------------       ---------------       ---------------       -------------
INCOME TAX  PROVISION (BENEFIT)...............                  989                  (202)                2,614              (1,050)
                                                    ---------------       ---------------       ---------------       -------------
NET INCOME (LOSS).............................              $ 2,285               $(1,996)             $  5,104            $ (3,642)
                                                    ===============       ===============       ===============       =============

                 The accompanying notes are an integral part
                   of these condensed financial statements.

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                    -------------------------------------------
                                                                                             1998                     1997
                                                                                    ------------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)............................................................                 $ 5,104                 $ (3,642)
                                                                                    ------------------       ------------------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
 CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Depreciation and amortization..............................................                  10,205                    9,485
   Provision for bad debts....................................................                   1,406                    1,083
   Gain on disposal of assets.................................................                    (143)                    (829)
   Deferred income taxes......................................................                     284                    1,181
   Deferred rent..............................................................                   1,189                    1,189
   Other non-cash expenses....................................................                     338                      295
   Changes in assets and liabilities:
     Net increase in accounts receivable and other assets.....................                    (178)                  (3,552)
     Net decrease in accounts payable and accrued liabilities.................                  (4,299)                  (7,345)
                                                                                    ------------------       ------------------
 TOTAL ADJUSTMENTS............................................................                   8,802                    1,507
                                                                                    ------------------       ------------------
 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES..........................                  13,906                   (2,135)
                                                                                    ------------------       ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures.........................................................                  (7,590)                 (32,901)
 Proceeds from disposal of assets.............................................                     128                    1,088
                                                                                    ------------------       ------------------
 NET CASH USED IN INVESTING ACTIVITIES........................................                  (7,462)                 (31,813)
                                                                                    ------------------       ------------------
CASH FLOW FROM FINANCING ACTIVITIES:
 Principal payments on long-term debt.........................................                  (4,109)                  (3,852)
 Advances to affiliates.......................................................                  (3,054)                  (3,129)
                                                                                    ------------------       ------------------
 NET CASH USED IN FINANCING ACTIVITIES........................................                  (7,163)                  (6,981)
                                                                                    ------------------       ------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS.....................................                    (719)                 (40,929)
CASH AND CASH EQUIVALENTS, at beginning of year...............................                  29,426                   61,555
                                                                                    ------------------       ------------------
CASH AND CASH EQUIVALENTS, at end of period...................................                 $28,707                 $ 20,626
                                                                                    ==================       ==================

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

     In the Reorganization, the partners of the Predecessor Partnerships each transferred to Coast Resorts their respective partnership interests in the Predecessor Partnerships in exchange for an aggregate of 1,000,000 shares of common stock, par value $.01 per share, of Coast Resorts ("Coast Resorts Common Stock"). Coast Resorts immediately contributed to the Company all of the assets and liabilities of the Predecessor Partnerships other than those relating to the Coast West Lease (as defined herein), which Coast Resorts contributed to its wholly owned subsidiary, Coast West, Inc. ("Coast West"). The Coast West Lease is a long-term lease on approximately 50 acres of land in Las Vegas on which the Company may develop and operate a future hotel-casino. Coast Resorts retained the liability for an aggregate principal amount of $51.0 million in notes payable to former partners and retained the liability for $1.5 million relating to demand notes due to a related party (the "Exchange Liabilities"). On January 16, 1996, the Exchange Liabilities were exchanged for 494,353 shares of Coast Resorts Common Stock, based upon management's estimate of the fair market value of such Coast Resorts Common Stock.

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

                         COAST HOTELS AND CASINOS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BACKGROUND INFORMATION AND BASIS OF PRESENTATION (continued)


Reclassifications

       Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

NOTE 2-ADVANCES TO COAST WEST

     The Company has agreed to provide advances to Coast West sufficient to make payments on the Coast West Lease and other obligations, including project development and site improvement. The Coast West Lease relates to a parcel of land located in the western area of Las Vegas to be used for future expansion opportunities. The Coast West Lease term runs through December 31, 2055, with three 10-year renewal options, with monthly payments of $166,667 for the year ending December 31, 1995. Thereafter the monthly rent increases by the amount of $5,000 in January of each year. The lease includes a put option exercisable by the landlord requiring the purchase of the land at fair market value at the end of the 20th through 24th years of the lease, provided that the purchase price shall not be less than ten times, nor more than fifteen times, the annual rent at such time. Based on the terms of the lease, the potential purchase price commitment ranges from approximately $31,000,000 to approximately $51,000,000 in the years 2014 through 2018. The advances to Coast West are non-interest bearing and, pursuant to the indenture governing 13% first mortgage notes issued by the Company (the "Indenture"), cannot exceed $8.0 million in aggregate principal amount at any time outstanding unless Coast West becomes a subsidiary of the Company. As of June 30, 1998 and December 31, 1997, the Company had advanced Coast West $7.7 million and $6.4 million, respectively, related to the Coast West Lease and development activities. Coast West is a development stage enterprise and has no source of income and is therefore solely dependent on the advances to be provided by the Company. There can be no assurance that Coast West will develop a gaming property at the Coast West site or that it will be able to repay any advances made by the Company. Management believes that the advances related to the capital improvements at the Coast West site have an asset value that could be transferred to and used by the Company should Coast West fail to develop the project. Therefore, the Company has only recorded an allowance for doubtful accounts in an amount equal to advances provided for lease payments.

     On July 21, 1998, Coast Resorts contributed the capital stock of Coast West to the Company, as a result of which Coast West became a wholly owned subsidiary of the Company. Coast West remains a guarantor of the 13% First Mortgage Notes. Pursuant to the terms of the Indenture, the Company may continue to make advances to Coast West as it is now a wholly owned subsidiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following table sets forth, for the periods indicated, certain financial information regarding the results of operations of the Company:

                                                    Three Months Ended                             Six Months Ended
                                                         June 30,                                      June 30,
                                         ------------------------------------          ------------------------------------
                                                1998                 1997                     1998                 1997
                                         ---------------      ---------------          ---------------      ---------------
GOLD COAST
Net operating revenues.............              $31,010              $31,427                 $ 63,469             $ 63,955
Operating income...................                6,351                5,674                   13,025               12,025
EBITDA (1).........................                7,600                6,883                   15,505               14,425

BARBARY COAST
Net operating revenues.............              $10,898              $10,176                 $ 21,353             $ 22,639
Operating income...................                  631                 (898)                     694                  (79)
EBITDA (1).........................                1,071                 (496)                   1,558                  727

THE ORLEANS
Net operating revenues.............              $38,075              $30,730                 $ 76,175             $ 58,123
Operating income...................                4,533                1,264                   10,595               (1,217)
EBITDA (1).........................                8,386                4,663                   17,891                5,554
EBITDAR (1)........................                8,911                5,188                   18,941                6,009

TOTAL (INCLUDING CORPORATE)
Net operating revenues.............              $79,983              $72,333                 $160,997             $144,717
Operating income...................                9,836                4,352                   20,918                7,411
EBITDA (1).........................               15,754                9,710                   32,312               18,085
EBITDAR (1)........................               16,279               10,235                   33,362               18,840

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997 and Six Months ended June 30, 1998 Compared to Six Months Ended June 30, 1997

     Net revenues, operating income and net income all improved in the quarter ended and six months ended June 30, 1998, primarily due to improved revenues at
the Company's newest hotel-casino, The Orleans.   Net revenues in the quarter
ended June 30, 1998 were $80.0 million compared to $72.3 million in the same quarter of 1997, an increase of 10.6%. For the six months ended June 30, 1998, net revenues were $161.0 million compared to $144.7 million in the same period in 1997. Operating income in the second quarter of 1998 was $9.8 million compared to $4.4 million in the second quarter of 1997, an increase of 126.0%. For the six months ended June 30, 1998, operating income was $20.9 million, an increase of 182.3% over operating income of $7.4 million in the same period in 1997. Net income in the quarter ended June 30, 1998 was $2.3 million compared to a net loss of $2.0 million in the second quarter of 1997. For the six months ended June 30, 1998, net income was $5.1 million compared to a net loss of $3.6 million in 1997.

     The Orleans. The Orleans opened in December 1996 and generated lower-than-expected revenues in the first half of 1997. During the second half of 1997, the property expanded its customer base through increased promotional activities, the use of headliner entertainment in its showroom and, in December 1997, the opening of twelve new movie theaters. Net revenues in the three months ended June 30, 1998 were $38.1 million, an increase of 23.9% over revenues of $30.7 million in the same quarter in 1997. For the six month period ended June 30, 1998, net revenues were $76.2 million, an increase of 31.1% compared to the first six months of 1997. Casino revenues were up in the second quarter of 1998 (25.1%) and in the six months ended June 30, 1998 (35.0%), primarily as a result of increased slot machine activity. Increased customer volume led to an increase in food and beverage revenues of 27.4% in the quarter ended June 30, 1998 and an increase of 23.9% in the six months ended June 30, 1998. Hotel revenues increased slightly in the quarter and year-to-date, primarily as a result of increased occupancy. Other revenues increased in the second quarter and year-to-date due primarily to higher showroom revenue. Despite an increase in operating expenses of 13.8% in the quarter ended June 30, 1998 and 10.5% for the six months ended June 30, 1998, due primarily to increased casino promotional activities, operating income increased by $3.3 million in the quarter and by $11.8 million year-to-date.

     Gold Coast. Net revenues in the three months and six months ended June 30, 1998 were relatively flat compared to the same periods in 1997, with slight increases in casino revenues and slight decreases in hotel, food and beverage and other revenues. For the quarter ended June 30, 1998, net revenues were $31.0 million, down 1.3% from second quarter 1997 revenues of $31.4 million. Year-to-date, net revenues were $63.5 million, down 0.8% compared to $64.0 million in the first six months of 1997. Operating income in the second quarter of 1998 was $6.4 million, an increase of 11.9% over the second quarter of 1997. Operating income in the first six months of 1998 was $13.0 million, an increase of 8.3% over the first six months of 1997. The increases were due primarily to lower payroll expenses as a result of reduced staffing.

     Barbary Coast. Net revenues in the three months ended June 30, 1998 increased 7.1% to $10.9 million compared to $10.2 million in the three months ended June 30, 1997, primarily as a result of increased customer wagering on slot machines. Additionally, table games revenues were up because of improved win percentages compared to the same quarter in 1997. Increases in slot machine and table games revenues were partially offset by decreases in race book revenues due to lower win percentages. For the six months ended June 30, 1998, net revenues were $21.4 million, down $1.3 million (5.7%) compared to the same period in 1997 primarily due to a lower-than-expected table games win percentage

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

in the first quarter of 1998 as well as a lower win percentage in the race book. For the second quarter, operating income was $631,000 compared to a loss of $898,000 in the second quarter of 1997. For the six months ended June 30, 1998, operating income was $694,000 compared to an operating loss of $79,000 in the same period in 1997. Operating expenses declined $808,000 (7.3%) and $2.1 million (9.1%) in the three month and six month periods ended June 30, 1998, respectively, compared to the same periods in 1997, primarily due to decreased promotional expenses in the race book.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity have consisted of cash provided by operating activities, bank financing and debt financing. Cash provided by operating activities was $13.9 million in the first six months of 1998, an increase of $16.0 million over the same period in 1997, primarily due to the Company's increased profitability discussed above.

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

     The Company's cash requirements, in addition to interest on the 10 7/8% First Mortgage Notes, the 13% First Mortgage Notes and equipment notes payable, which is anticipated to be approximately $27.0 million in 1998, include annual principal payments of approximately $7.5 million on the equipment notes payable, land lease payments for its properties, ongoing maintenance capital expenditures at its existing facilities and periodic enhancements to those facilities. The Company's maintenance capital expenditures for 1997 were approximately $9.2 million. Management expects that maintenance capital expenditures for 1998 will be approximately $9.5 million. Management believes that existing cash balances and operating cash flow will provide the Company with sufficient resources to meet its existing debt obligations, lease payments and foreseeable capital expenditure requirements at the Company's existing properties.

     The Company agreed to provide advances to Coast West sufficient to make payments on the Coast West Lease and other obligations, including project development and site improvement. Pursuant to the Indenture under which the 13% First Mortgage Notes were issued, the advances to Coast West could not exceed $8.0 million in aggregate principal amount at any time outstanding. As of June 30, 1998, the Company had advanced Coast West $7.7 million related to the Coast West Lease and development activities. Based on the cash requirements of Coast West for lease payments and anticipated development costs, it is likely that during 1998 Coast West would require cash from the Company that, when added to the outstanding advances from the Company, would exceed $8 million. On July 21, 1998, Coast Resorts contributed the capital stock of Coast West to the Company, as a result of which Coast West became a wholly owned subsidiary of the Company. Coast West remains a guarantor of the 13% First Mortgage Notes. Pursuant to the terms of the Indenture, the Company may make advances to its wholly owned subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

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

FORWARD LOOKING STATEMENTS

     The statements in this Management's Discussion and Analysis which are not historical fact are forward looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements are subject to risks and uncertainties, including, but not limited to, increased competition, both in Nevada and other jurisdictions, dependence on the Las Vegas area and the Southern California region for a majority of the Company's customers, uncertainties associated with construction projects, including the related disruption of operations and the availability of financing, if necessary, which could cause actual results to vary materially from those discussed herein.

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

         None.

Item 5:  Other Information.

         None.

Item 6:  Exhibits and Reports on Form 8-K:

         (a)  Exhibits.

              27. Financial Data Schedule.

         (b)  Reports on Form 8-K.

              There were no reports filed on Form 8-K during the three months ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 1998                COAST HOTELS AND CASINOS, INC., a Nevada
                                      corporation

                                      By:   /s/ Gage Parrish
                                            ----------------
                                            Gage Parrish
                                            Vice President and Chief Financial
                                            Officer