Form 10-Q
period 1998-09-30
COAST HOTELS & CASINOS INC
filed 1998-11-16
CIK 1013559

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from ____________ to ____________


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes X    No_____
                                                 ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares of Common Stock outstanding as of September 30, 1998:  1,000

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        COAST HOTELS AND CASINOS, INC.

              (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         September 30,           December 31,
                                                                       1998 (unaudited)              1997
                                                                    --------------------     -------------------
                            ASSETS
CURRENT ASSETS:
   Cash and cash equivalents...................................                 $ 42,007                $ 29,426
   Accounts receivable, net....................................                    4,599                   5,616
   Other current assets........................................                   17,239                  19,952
                                                                    --------------------     -------------------
       TOTAL CURRENT ASSETS....................................                   63,845                  54,994
PROPERTY AND EQUIPMENT, net....................................                  300,549                 305,420
OTHER ASSETS...................................................                    7,838                   6,447
                                                                    --------------------     -------------------
                                                                                $372,232                $366,861
                                                                    ====================     ===================
                   LIABILITIES AND
                 STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable............................................                 $  5,711                $  9,107
   Accrued liabilities.........................................                   34,889                  27,651
   Construction accounts payable...............................                       --                   2,491
   Income taxes payable........................................                    1,564                      --
   Current portion of long-term debt...........................                    7,934                   8,076
                                                                    --------------------     -------------------
       TOTAL CURRENT LIABILITIES...............................                   50,098                  47,325
LONG-TERM DEBT, less current portion...........................                  201,750                 207,173
DEFERRED INCOME TAXES..........................................                    8,465                  10,063
DEFERRED RENT..................................................                   12,020                   4,954
                                                                    --------------------     -------------------
       TOTAL LIABILITIES.......................................                  272,333                 269,515
                                                                    --------------------     -------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
   Common stock, $1.00 par value, 25,000 shares authorized,
    1,000 shares issued and outstanding                                                1                       1
   Additional paid-in capital..................................                   86,903                  95,858
   Retained earnings...........................................                   12,995                   1,487
                                                                    --------------------     -------------------
       TOTAL STOCKHOLDER'S EQUITY..............................                   99,899                  97,346
                                                                    --------------------     -------------------
                                                                                $372,232                $366,861
                                                                    ====================     ===================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COAST HOTELS AND CASINOS, INC.
              (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                             THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                SEPTEMBER 30,                           SEPTEMBER 30,
                                                    ----------------------------------      ----------------------------------
                                                          1998                1997                1998                1997
                                                    --------------      --------------      --------------      --------------
OPERATING REVENUES:
      Casino...................................            $61,050             $50,655            $178,084            $154,235
      Food and beverage........................             16,426              15,233              49,187              45,416
      Hotel....................................              6,919               6,475              21,145              20,811
      Other....................................              6,579               4,937              18,658              14,112
                                                    --------------      --------------      --------------      --------------
         GROSS OPERATING REVENUES..............             90,974              77,300             267,074             234,574
      Less:  Promotional allowances............             (7,903)             (6,859)            (23,006)            (19,430)
                                                    --------------      --------------      --------------      --------------
         NET OPERATING REVENUES................             83,071              70,441             244,068             215,144
                                                    --------------      --------------      --------------      --------------

OPERATING EXPENSES:
      Casino...................................             31,967              28,239              93,851              84,419
      Food and beverage........................             11,794              11,616              35,356              37,836
      Hotel....................................              3,278               3,273               9,000               9,784
      Other....................................              6,080               4,418              16,023              13,599
      General and administrative...............             16,060              13,586              43,634              42,127
      Deferred rent............................              1,004                 594               2,193               1,783
      Depreciation and amortization............              5,193               4,743              15,398              14,227
                                                    --------------      --------------      --------------      --------------
TOTAL OPERATING EXPENSES.......................             75,376              66,469             215,455             203,775
                                                    --------------      --------------      --------------      --------------
      OPERATING INCOME:........................              7,695               3,972              28,613              11,369
                                                    --------------      --------------      --------------      --------------

OTHER INCOME (EXPENSES):
      Interest expense.........................             (6,895)             (6,577)            (20,529)            (19,607)
      Interest income..........................                168                  --                 460                  98
      Interest capitalized.....................                 --                 543                  --                 543
      Gain on disposal of assets...............                 15                  52                 157                 895
                                                    --------------      --------------      --------------      --------------
TOTAL OTHER INCOME (EXPENSES)..................             (6,712)             (5,982)            (19,912)            (18,071)
                                                    --------------      --------------      --------------      --------------

INCOME (LOSS) BEFORE INCOME TAXES..............                983              (2,010)              8,701              (6,702)
                                                    --------------      --------------      --------------      --------------
INCOME TAX  PROVISION (BENEFIT)................                348                (681)              2,962              (1,731)
                                                    --------------      --------------      --------------      --------------
NET INCOME (LOSS)..............................            $   635             $(1,329)           $  5,739            $ (4,971)
                                                    ==============      ==============      ==============      ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COAST HOTELS AND CASINOS, INC.
              (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                               --------------------------------------
                                                                                      1998                  1997
                                                                               ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss).....................................................           $ 5,739              $ (4,971)
                                                                               ----------------      ----------------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
             CASH PROVIDED BY OPERATING ACTIVITIES:
       Depreciation and amortization.........................................            15,398                14,227
       Provision for bad debts...............................................             1,442                 1,700
       Gain on disposal of assets............................................              (157)                 (895)
       Deferred income taxes.................................................            (1,598)                1,819
       Deferred rent.........................................................             2,193                 1,783
       Other non-cash expenses...............................................               484                   453
       Changes in assets and liabilities:
         Net (increase) decrease in accounts receivable and other assets.....             2,717                (4,535)
         Net increase in accounts payable and accrued liabilities............             5,406                    45
                                                                               ----------------      ----------------
       TOTAL ADJUSTMENTS.....................................................            25,885                14,597
                                                                               ----------------      ----------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES.............................            31,624                 9,626
                                                                               ----------------      ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures..................................................            (9,974)              (43,888)
       Proceeds from disposal of assets......................................               157                 1,143
       Net reductions to restricted cash equivalents.........................                --                 8,186
                                                                               ----------------      ----------------
       NET CASH USED IN INVESTING ACTIVITIES.................................            (9,817)              (34,559)
                                                                               ----------------      ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of long-term debt,
         net of discounts and commissions....................................                --                 3,200
       Principal payments on long-term debt..................................            (5,942)               (5,832)
       Advances to affiliates................................................            (3,284)               (3,694)
                                                                               ----------------      ----------------
       NET CASH USED IN FINANCING ACTIVITIES.................................            (9,226)               (6,326)
                                                                               ----------------      ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................            12,581               (31,259)
CASH AND CASH EQUIVALENTS, at beginning of year..............................            29,426                53,369
                                                                               ----------------      ----------------
CASH AND CASH EQUIVALENTS, at end of period..................................           $42,007              $ 22,110
                                                                               ================      ================

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COAST HOTELS AND CASINOS, INC.

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

     In the Reorganization, the partners of the Predecessor Partnerships each transferred to Coast Resorts their respective partnership interests in the Predecessor Partnerships in exchange for an aggregate of 1,000,000 shares of common stock, par value $.01 per share, of Coast Resorts ("Coast Resorts Common Stock"). Coast Resorts immediately contributed to the Company all of the assets and liabilities of the Predecessor Partnerships other than those relating to the Coast West Lease (as defined herein), which Coast Resorts contributed to its wholly owned subsidiary, Coast West, Inc. ("Coast West"). However, as further described in Note 2, on July 21, 1998, Coast Resorts contributed all of the outstanding common stock of Coast West to the Company, making Coast West a wholly owned subsidiary of the Company. The Coast West Lease is a long-term lease on approximately 50 acres of land in Las Vegas on which the Company may develop and operate a future hotel-casino. Coast Resorts retained the liability for an aggregate principal amount of $51.0 million in notes payable to former partners and retained the liability for $1.5 million relating to demand notes due to a related party (the "Exchange Liabilities"). On January 16, 1996, the Exchange Liabilities were exchanged for 494,353 shares of Coast Resorts Common Stock, based upon management's estimate of the fair market value of such Coast Resorts Common Stock.

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


NOTE 2- COAST WEST

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

     In January 1996, the Company issued $175.0 million principal amount of 13% first mortgage notes due 2002 ("13% First Mortgage Notes"). The indenture governing the 13% First Mortgage Notes (the "Indenture") limited the amount outstanding under advances to Coast West to $8.0 million unless Coast West became a subsidiary of the Company. Based on the cash requirements of Coast West for lease payments and anticipated development costs, it was likely that by September 1998 Coast West would require cash from the Company that, when added to the outstanding advances from the Company, would exceed $8.0 million. On July 21, 1998, Coast Resorts contributed the capital stock of Coast West to the Company, as a result of which Coast West became a wholly owned subsidiary of the Company. Coast West remains a guarantor of the 13% First Mortgage Notes. Pursuant to the terms of the Indenture, the Company may make advances to its wholly owned subsidiaries without limit.

     As of the date of the stock transfer, Coast West had total assets of $3,615,000, total liabilities of $12,570,000 (which includes $7,699,000 due to the Company and $4,871,000 of deferred rent), and a cumulative retained deficit of $8,955,000. Additionally, the Company had recorded an allowance for doubtful accounts in connection with advances provided to Coast West for lease payments. On the date of the stock transfer, the total allowance for bad debt expense recorded by the Company in relation to those advances was $5,769,000. Upon the transfer of Coast West stock, the Company wrote off this allowance for doubtful accounts to retained earnings and recorded the assumption of the $8,955,000 of net liabilities of Coast West as a decrease in additional paid-in capital.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial information regarding the results of operations of the Company:

                                               THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                 SEPTEMBER 30,                             SEPTEMBER 30,
                                      ----------------------------------        ---------------------------------
                                            1998                1997                  1998               1997
                                      --------------      --------------        --------------     --------------

GOLD COAST
Net operating revenues...............        $31,058             $29,994              $ 94,527           $ 93,950
Operating income.....................          5,106               4,822                18,131             16,847
EBITDA (1)...........................          6,358               6,029                21,863             20,455

BARBARY COAST
Net operating revenues...............        $10,507             $10,884              $ 31,860           $ 33,509
Operating income (loss)..............           (152)                611                   541                518
EBITDA (1)...........................            298               1,008                 1,855              1,721

THE ORLEANS
Net operating revenues...............        $41,505             $29,563              $117,681           $ 87,686
Operating income (loss)..............          4,964                 245                15,559               (972)
EBITDA (1)...........................          8,672               3,628                26,563              9,182
EBITDAR (1)..........................          9,197               4,153                28,138             10,757

TOTAL (INCLUDING CORPORATE)
Net operating revenues...............        $83,071             $70,441              $244,068           $215,144
Operating income.....................          7,695               3,972                28,613             11,369
EBITDA (1)...........................         13,892               9,309                46,204             27,379
EBITDAR (1)..........................         14,962               9,836                48,324             28,957

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997 and Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     Net revenues, operating income and net income all improved in the quarter ended and nine months ended September 30, 1998, primarily due to improved revenues at the Company's newest hotel-casino, The Orleans. Net revenues in the quarter ended September 30, 1998 were $83.1 million compared to $70.4 million in the same quarter of 1997, an increase of 17.9%. For the nine months ended September 30, 1998, net revenues were $244.1 million compared to $215.1 million in the same period in 1997, an increase of 13.4%. Operating income in the third quarter of 1998 was $7.7 million compared to $4.0 million in the third quarter of 1997, an increase of 93.6%. For the nine months ended September 30, 1998, operating income was $28.6 million, an increase of 151.6% over operating income of $11.4 million in the same period in 1997. For the quarter and nine months ended September 30, 1998, cash and deferred land lease expenses increased as a result of the Company acquiring Coast West and its related deferred lease expense by Coast Resorts contributing the Coast West stock to the Company on July 21, 1998. Net income in the quarter ended September 30, 1998 was $635,000 compared to a net loss of $1.3 million in the third quarter of 1997. For the nine months ended September 30, 1998, net income was $5.7 million compared to a net loss of $5.0 million in 1997.

     The Orleans. The Orleans opened in December 1996 and generated lower-than-expected revenues in the first half of 1997. During the second half of 1997, the property expanded its customer base through increased promotional activities, the use of headliner entertainment in its showroom and, in December 1997, the opening of twelve new movie theaters. Net revenues in the three months ended September 30, 1998 were $41.5 million, an increase of 40.4% over revenues of $29.6 million in the same quarter in 1997. For the nine month period ended September 30, 1998, net revenues were $117.7 million, an increase of 34.2% compared to the first nine months of 1997. Casino revenues were up in the third quarter of 1998 (47.1%) and in the nine months ended September 30, 1998 (39.1%), primarily as a result of increased slot machine activity. Increased customer volume led to an increase in food and beverage revenues of 25.0% in the quarter ended September 30, 1998 and an increase of 24.3% in the nine months ended September 30, 1998. Hotel revenues increased slightly in the quarter and year-to-date, primarily as a result of increased occupancy. Other revenues increased in the third quarter and year-to-date due primarily to higher showroom revenue. Operating expenses increased 24.6% in the third quarter of 1998, primarily due to company-wide employee wage increases in July and increased casino promotional activities. Additionally, the opening in December 1997 of twelve movie theaters and additional gaming space, coupled with higher summer utility rates, caused an increase in utilities expenses. Operating expenses in the nine months ended September 30, 1998 increased 15.2% compared to the first three quarters in 1997, primarily due to the increased casino promotions. Other expenses were up 26.3% for the nine months due to the higher-priced headliner entertainers in the showroom. Despite the increase in operating expenses, operating income increased by $4.7 million in the quarter and by $16.5 million year-to-date.

     Gold Coast. Net revenues in the three months ended September 30, 1998 increased $1.1 million (3.5%) to $31.1 million compared to $30.0 million in the third quarter of 1997, primarily as a result of increased slot machine activity. For the nine months ended September 30, 1998 net revenues were relatively flat compared to the same period in 1997, increasing 0.6% to $94.5 million compared to $94.0 million in 1997. A 3.7% increase in casino revenues was partially offset by slight decreases in food, beverage and hotel revenues. Operating income in the third quarter of 1998 was $5.1 million, an increase of 5.9% over third quarter 1997 operating income of $4.8 million. The increased revenues were partially offset by increased casino promotional expenses as well as company-wide employee wage increases in July 1998. Operating income in the first nine months of 1998 was $18.1 million, an increase of 7.6% over operating income of $16.8 million in the first nine months of 1997. Reduced staffing and lower food and beverage cost of sales contributed to lower operating expenses in the nine months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Barbary Coast. Net revenues in the three months ended September 30, 1998 decreased 3.5% to $10.5 million compared to $10.9 million in the three months ended September 30, 1997, primarily as a result of a decrease in table games win percentages, the removal of live keno and lower wagering volume in the race book. For the nine months ended September 30, 1998, net revenues were $31.9 million, down $1.6 million (4.9%) compared to the same period in 1997 primarily due to a lower-than-expected table games win percentage. For the third quarter, the Barbary Coast had an operating loss of $152,000 compared to operating income of $611,000 in the third quarter of 1997. For the nine months ended September 30, 1998, operating income was $541,000 compared to $518,000 in the same period in 1997. Operating expenses increased $387,000 (3.8%) in the third quarter of 1998 compared to the same period in 1997, primarily due to increased promotional expenses in the slot machine area. For the nine months ended September 30, 1998, operating expenses decreased $1.7 million (5.1%), primarily due to lower race book expenses attributable to a reduction in business in that area.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $31.6 million in the first nine months of 1998, an increase of $22.0 million over the same period in 1997, primarily due to the Company's increased profitability discussed above.

     In January 1996, the Company issued $175.0 million principal amount of 13% first mortgage notes due 2002 ("13% First Mortgage Notes"). Additionally, in November 1997, the Company issued $16.8 million principal amount of 10 7/8% first mortgage notes due 2001 ("10 7/8% First Mortgage Notes"). The indentures pursuant to which the 13% First Mortgage Notes and the 10 7/8% First Mortgage Notes were issued ("the Indentures") contain covenants that, among other things, limit the ability of the Company to pay dividends or make advances to Coast Resorts, repay subordinated indebtedness, incur additional indebtedness, or sell material assets as defined in the Indentures.

     The Company's cash requirements, in addition to interest which is anticipated to be approximately $27.0 million in 1998, include annual principal payments of approximately $7.5 million on the equipment notes payable, land lease payments of approximately $4.3 million, ongoing maintenance capital expenditures at its existing facilities and periodic enhancements to those facilities. The Company's maintenance capital expenditures for 1997 were approximately $9.2 million. Management expects that maintenance capital expenditures for 1998 will be approximately $10.5 million. Management believes that existing cash balances and operating cash flow will provide the Company with sufficient resources to meet its existing debt and lease payment obligations and foreseeable capital expenditure requirements at the Company's existing properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     The Company agreed to provide advances to Coast West sufficient to make payments on the Coast West Lease and other obligations, including project development and site improvement. Pursuant to the Indenture under which the 13% First Mortgage Notes were issued, the advances to Coast West could not exceed $8.0 million in aggregate principal amount at any time outstanding unless Coast West became a subsidiary of the Company. Based on the cash requirements of Coast West for lease payments and anticipated development costs, it was likely that by September 1998 Coast West would require cash from the Company that, when added to the outstanding advances from the Company, would exceed $8.0 million. On July 21, 1998, Coast Resorts contributed the capital stock of Coast West to the Company, as a result of which Coast West became a wholly owned subsidiary of the Company. Coast West remains a guarantor of the 13% First Mortgage Notes. Pursuant to the terms of the Indenture, the Company may make advances to its wholly owned subsidiaries without limit.

     The Company has no agreements, arrangements or understandings with respect to financing the development of future properties. Any future development would be subject to, among other things, the Company's ability to obtain necessary financing.

 YEAR 2000

     Many currently installed computer systems and other equipment with embedded computer chips cannot recognize dates after December 31, 1999. Beginning in the year 2000, companies with such systems, software or equipment may experience difficulties due to their reliance on them. This situation involving the year 2000 is commonly referred to as the "Y2K" problem.

     The Company utilizes computer systems in virtually all areas of its hotel-casino operations. Should the Company or certain of its vendors not be "Y2K compliant," the operations of its hotel-casinos could be disrupted for an indeterminate period of time, potentially having a material adverse impact on its results of operations. Possible consequences of the Company not being Y2K compliant include, but are not limited to, problems with the compiling of financial information in the Company's back-office accounting, purchasing, inventory and payroll systems. Additionally, disruptions could occur to hotel reservations operations, hotel check-in/check-out procedures, point-of-sale transactions in food, beverage and retail areas, race and sports book wagering and the updating and accumulation of slot machine player marketing information. Additionally, embedded microchips in certain systems such as elevators, escalators and the heating, ventilation and air conditioning could lead to interruptions in service. All of these problems could inconvenience hotel and casino customers, resulting in a loss of business.

     The Company could also be exposed to Y2K problems should certain of its suppliers have disruptions to their operations due to Year 2000 problems. The Company does not consider these problems to be as significant as those with its own systems because in most instances it could find alternate vendors for its supplies, but Y2K problems for certain suppliers, such as utility providers, could result in disruptions to hotel-casino operations for an indeterminate period of time. Additionally, should providers of financial services such as ATM's, credit card processing and credit card cash advance experience Y2K problems, the Company's operations could be adversely affected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 (CONTINUED)

     The Company recognizes the need to ensure its operations will not be adversely affected by Y2K and has taken steps to update its systems, where necessary, including replacing or updating software and equipment. Since 1997, the Company's Management Information Systems department has attempted to identify all areas where Y2K could pose a problem. To assist them in their effort and to further help identify potential problem areas, in October 1998 the Company retained the services of an advisor to review the Company's Y2K program.

     As of November 1, 1998, the Company has identified and updated or is in the process of updating those systems and programs that it deems most critical to the day-to-day operations of its hotel-casinos. The Company currently uses Year 2000 compliant J.D. Edwards software for its accounting, human resources, payroll, inventory and purchasing systems. Based on representations from its vendors, the Company anticipates that its other essential computer systems, including its hotel front desk and reservations, retail point of sale, bowling center, race and sports wagering and casino player tracking and marketing systems, will be Y2K compliant by July 1999, although no assurances can be made to that effect. It is estimated that the total cost to identify and correct potential Y2K problems will be approximately $2.0 million, approximately $200,000 of which has been spent to date. All costs related to software modification, as well as all costs associated with the Company's Y2K project, are being expensed as incurred and are included in the cost estimate referred to above. Although the Company has not developed a Y2K contingency plan to date, it will continue to assess Y2K risk to determine if such a plan is necessary.


ACCOUNTING PRONOUNCEMENTS

     In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. SFAS 130 requires a separate statement to report components of comprehensive income for each period presented. The provisions of SFAS 130 are effective for fiscal years beginning after December 15, 1997. Management believes that the Company currently does not have items that would require presentation in a separate statement of comprehensive income.

     In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. SFAS 131 will not have a material effect on the Company's financial statements as the required information is either currently being presented by the Company or it is not applicable to the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FORWARD LOOKING STATEMENTS

     The statements in this Management's Discussion and Analysis which are not historical fact are forward looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements are subject to risks and uncertainties, including, but not limited to, increased competition, both in Nevada and other jurisdictions, dependence on the Las Vegas area and the Southern California region for a majority of the Company's customers, uncertainties associated with the Y2K problem and uncertainties associated with construction projects, including the related disruption of operations and the availability of financing, if necessary, which could cause actual results to vary materially from those discussed herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

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

         None.

Item 5:  Other Information.
         -----------------

         None.

Item 6:  Exhibits and Reports on Form 8-K:
         --------------------------------

         (a)  Exhibits.

              27.  Financial Data Schedule.

         (b)  Reports on Form 8-K.

              There were no reports filed on Form 8-K during the three months ended September 30, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 16, 1998       COAST HOTELS AND CASINOS, INC., a Nevada
                               corporation


                               By:   /s/ Gage Parrish
                                     --------------------------------
                                     Gage Parrish
                                     Vice President and Chief Financial Officer