Form 10-K405
period 1998-12-31
COAST HOTELS & CASINOS INC
filed 1999-03-08
CIK 1013559

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________

                            Commission File #333-4356
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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE


                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The number of shares of the Registrant's Common Stock outstanding as of March 5, 1999 was 1,000 shares, none of which was held by non-affiliates of the Registrant.

                                   -----------

                         COAST HOTELS AND CASINOS, INC.


                                TABLE OF CONTENTS


                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


                                                                                       PAGE
                                                                                       ----
                                           PART I
Item 1.  Business......................................................................   3

Item 2.  Properties....................................................................  13

Item 3.  Legal Proceedings.............................................................  14

Item 4.  Submission of Matters to a Vote of Security Holders...........................  14

                                           PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters.....  16

Item 6.  Selected Financial Data.......................................................  16

Item 7.  Management's Discussion And Analysis Of Financial Condition And Results Of
         Operations.  .................................................................  18

Item 8.  Financial Statements and Supplementary Data...................................  23

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure....................................................................  23

                                          PART III

Item 10. Directors and Executive Officers of the Registrant............................  24

Item 11. Executive Compensation........................................................  26

Item 12. Security Ownership of Certain Beneficial Owners and Management................  27

Item 13. Certain Relationships and Related Transactions................................  27

                                           PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.............  29

                                     PART I

ITEM 1. BUSINESS.

THE COMPANY

        We own and operate three Las Vegas hotel-casinos, The Orleans, the Gold Coast and the Barbary Coast. Our primary target customers for The Orleans and the Gold Coast are local Las Vegas residents. The Barbary Coast benefits from foot traffic at its prime location on the Las Vegas Strip. Our growth strategy includes expanding our existing facilities, as well as identifying and developing new gaming opportunities, primarily in Las Vegas. We are currently developing and intend to construct a fourth hotel-casino, the Suncoast, on a 50 acre site in west Las Vegas near Summerlin, a rapidly-growing master-planned community. We also own an approximately 29 acre gaming site in North Las Vegas that we may develop in the future.

        We were formed in 1995 in connection with the reorganization of two affiliated partnerships, the Gold Coast Hotel and Casino, a Nevada limited partnership (the "Gold Coast Partnership"), and the Barbary Coast Hotel and Casino, a Nevada general partnership (the "Barbary Coast Partnership" and, together with the Gold Coast Partnership, the "Predecessor Partnerships"). The Gold Coast Partnership, formed in 1986, and the Barbary Coast Partnership, formed in 1978, previously owned and operated the Gold Coast and the Barbary Coast, respectively, and the Gold Coast Partnership commenced the development of The Orleans.

        Our principal executive office is located at 4500 West Tropicana Road, Las Vegas, Nevada 89103. The telephone number is (702) 365-7000.

THE REORGANIZATION

         Effective January 1, 1996, the Predecessor Partnerships were consolidated and reorganized (the "Reorganization") pursuant to an Agreement and Plan of Reorganization, as supplemented and amended, entered into among each of the Predecessor Partnerships, Gaughan-Herbst, Inc., the sole general partner of the Gold Coast Partnership, and Coast Resorts. As a result of the Reorganization, we own and operate the Gold Coast, the Barbary Coast and The Orleans. In the Reorganization, (a) the partners of the Predecessor Partnerships each transferred to Coast Resorts, Inc., our parent company ("Coast Resorts") by assignment or through the merger of Gaughan-Herbst, Inc., their respective partnership interests in the Predecessor Partnerships in exchange for an aggregate of 1,000,000 shares of common stock, par value $.01 per share, of Coast Resorts (the "Common Stock") and (b) we assumed, jointly and severally with Coast Resorts, all of the liabilities of the Predecessor Partnerships other than (i) the obligations under approximately $52.5 million principal amount of notes payable to the shareholders of Coast Resorts that were exchanged for an aggregate of 494,353 shares of Common Stock on January 16, 1996, and (ii) those liabilities incident to Coast West Inc. ("Coast West"), which prior to July 1998 was a wholly-owned subsidiary of Coast Resorts. On July 21, 1998, Coast Resorts contributed the common stock of Coast West to the Company. Coast West leases the real property on which we intend to construct the Suncoast.

BUSINESS AND MARKETING STRATEGY

         Our business and marketing strategy is to attract gaming customers to our casinos by offering consistently high quality gaming, hotel, entertainment and dining experiences at affordable prices. We emphasize attracting and retaining repeat customers. Our primary target market for The Orleans and Gold Coast consists of value-oriented local middle-market gaming patrons who gamble frequently. We believe that our target customers return to our hotel-casinos because of their convenient locations, friendly employees, higher slot machine and video poker payout rates than are offered at casinos on the Las Vegas Strip and high quality entertainment and amenities. Additionally, visitors to Las Vegas find that our guest rooms are spacious, well-appointed and competitively priced.

         Our operating strategy with respect to gaming revenue focuses on slot and video poker machines because these games accounted for approximately 70% of our gaming revenues and approximately 48% of our total revenues in the year ended December 31, 1998. (It is customary in the gaming industry to include video poker and other gaming machines when using the term "slots" or "slot machines.") Our marketing efforts include many high profile programs, including slot clubs and frequent prize drawings for slot players. Other promotions include the original "Pick the Pros" $1,000,000 football contest, check cashing promotions and direct mail campaigns.

        We believe that the most important factors in successfully operating our casinos are convenient locations with easy access, a friendly atmosphere, a value-oriented approach and high quality entertainment and amenities. We believe that our casinos strongly appeal to the Las Vegas residents who gamble. Additionally, we offer Las Vegas visitors spacious, well-appointed and competitively priced guest rooms.

o CONVENIENT, STRATEGIC LOCATIONS. We believe that our two locals-oriented properties, The Orleans and the Gold Coast, offer our target customers easily accessible, convenient locations for gaming and entertainment. The Orleans and the Gold Coast are both located one to two miles west of the Strip in high traffic areas close to fast-growing segments of the western Las Vegas valley. The Suncoast will have a suburban location conveniently located adjacent to the fast-growing Summerlin master-planned community with strong demographics, approximately nine miles from the Strip. The Orleans and Gold Coast are easily accessible and offer ample parking, providing our customers with convenient alternatives to the congestion on the Strip.

o FRIENDLY ATMOSPHERE. A key element of our strategy is to provide patrons with friendly, personal service that is designed to foster customer loyalty and generate repeat business. Locals appreciate a friendly, casual gaming environment where employees make them feel at home.

o VALUE. We offer value to our gaming patrons by providing video poker and slot machines with better odds than those traditionally found at Strip casinos due to lower hold percentages on our slot machines. Locals' perception of value is also influenced by such things as slot clubs that reward frequent gamblers. The Orleans and Gold Coast slot clubs offer customers an opportunity to earn cash and prizes based on their winnings. Because locals and repeat visitors demand variety and quality in their slot machine play, our casinos offer the latest slot and video poker technology, including several games designed exclusively for us. In addition, in order to appeal to our value-conscious customers, our many restaurants and bars serve generous portions of quality food and beverages at attractive prices.

o ENTERTAINMENT, MOVIE THEATERS AND AMENITIES. We believe we compete effectively with other locals-oriented casinos by offering amenities and entertainment that our customers demand and that accentuate the perception of value for our customers. Our properties offer a number of amenities that generate significant foot traffic through our casinos, including movie theaters, bowling centers, quality restaurants and a variety of musical entertainment.

o Entertainment. The Orleans features headliner entertainers in its 850-seat theater, attracting both local customers and tourists alike. Among the entertainers who have appeared are Willie Nelson, Ray Charles and the Righteous Brothers. The entertainment lounges at our hotel-casinos feature many popular lounge acts.

o Movie Theaters. The Gold Coast was the first hotel-casino in Las Vegas to offer first-run movies in its twin theaters. The Orleans has twelve "stadium-seating" movie theaters, which opened in December 1997. Our theaters are operated through a long-term joint venture with Century Theaters, one of Las Vegas' leading theater operators, allowing us to offer a wide variety of first-run movies in our state-of-the-art facilities.

o Restaurants. We believe that the value offered by the many restaurants at our casino properties is a major factor in attracting local gaming customers, as we believe dining is a primary motivation for casino visits by many locals. All of the restaurants located in our casino properties offer generous portions of quality food at reasonable prices. In addition, the Barbary Coast features two award-winning gourmet restaurants, Michael's and Drai's on the Strip.

o Other Amenities. In addition to the restaurants and theaters mentioned above, we offer a variety of amenities directed to the locals market, including our bowling centers at the Gold Coast and The Orleans, which are among the most popular in Las Vegas. Other amenities include banquet and meeting rooms, wedding chapels and child care facilities.

        Tourist Customers. While a significant portion of our customers at The Orleans and the Gold Coast are local residents, the same factors that appeal to local residents also appeal to visitors to Las Vegas, including better odds than those traditionally found at Strip casinos and lower minimum wager limits on our table games than Strip casinos. Additionally, our casinos are strategically situated to benefit from a growing visitor market, with the Gold Coast and The Orleans each located within two miles of the Strip and the Barbary Coast located at one of the busiest corners on the Strip. In addition to the growing local resident market, Las Vegas is one of the fastest growing entertainment markets in the United States.

THE ORLEANS

        We designed The Orleans to differentiate it in the Las Vegas market by combining an upscale, off-Strip experience in an exciting themed environment reflecting the architectural heritage of the New Orleans French Quarter with a wide variety of non-gaming amenities. The Orleans primarily targets middle to upper-middle income gaming customers, both local residents and visitors to Las Vegas. We believe that The Orleans is an attractive alternative for local residents and Las Vegas visitors, offering a full-service hotel-casino and entertainment experience complemented with a value-oriented pricing strategy. The Orleans is strategically located on Tropicana Avenue, a short distance from the Las Vegas Strip and McCarren International Airport. According to the Nevada Department of Transportation 1997 Annual Traffic Report, approximately 68,000 vehicles travel by The Orleans each day. With easy access and ample parking, The Orleans has quickly become a popular destination for locals.

        The Orleans features an approximately 100,000 square foot casino, a 22-story tower with 840 hotel rooms, 12 "stadium seating" first-run movie theaters, a 70-lane bowling center, approximately 40,000 square feet of banquet and meeting facilities, including an approximately 17,000 square foot grand ballroom, a wedding chapel, five full-service restaurants, specialty themed bars, a barber shop, a child care facility, a video arcade, a beauty salon and approximately 4,000 parking spaces. The casino includes approximately 2,241 slot machines, 54 table games, a keno lounge, a poker parlor and race and sports books. The Orleans also includes an 850-seat theater that features headliner entertainment and other special events. Among the performers at The Orleans' theater during the past year have been Willie Nelson, Ray Charles and the Righteous Brothers. We believe that the high-quality entertainment at the theater distinguishes us from most other locals casinos in Las Vegas and allows us to attract more tourists who would otherwise gamble at Strip casinos.

        The Orleans features five restaurants including the Canal Street Grille, serving steaks and seafood in a gourmet atmosphere, Vita's Ristorante, an Italian restaurant, Don Miguel's, a Mexican restaurant, the Courtyard Cafe, a coffee shop featuring New Orleans favorites as well as Chinese and American fare, and the French Market Buffet, an all-you-can-eat buffet. Each of our restaurants serves generous portions of quality food and beverages at competitive prices. For customers desiring a quick meal or snack, we offer Terrible Mike's, a hamburger and sandwich restaurant, Kate's Corner, an ice cream parlor, and a snack bar in our bowling center. The Orleans employs a number of marketing programs, including a slot club with over 200,000 members, football contests and grand prize drawings.

        We are currently in the process of expanding The Orleans by approximately 65,000 square feet, including a new multi-station action buffet restaurant, an Asian restaurant and additional casino gaming space with approximately 200 more slot machines and 14 table games. We expect that this expansion will be completed in the second quarter 1999. Our budget for this expansion is approximately $13 million, which we are funding from cash on hand. Through December 31, 1998 we had spent approximately $2.8 million on the expansion.

        In order to capitalize on our strong presence in the locals market, we are considering further expansion of The Orleans by adding additional movie theaters, a restaurant, a new hotel tower and a parking garage. No definitive plans for such an expansion have been made, nor have we arranged for the financing for such a project. Because the proposed expansion is subject to a number of factors, including financing capacity and continued growth of revenues at The Orleans, we cannot assure you that all or any aspects of this expansion will be commenced or completed.

THE GOLD COAST

        The Gold Coast, which opened in 1986, is located on West Flamingo Road approximately one mile west of the Las Vegas Strip near Interstate 15, the major highway linking Las Vegas and Southern California, offering easy access from all four directions in the Las Vegas Valley. The Gold Coast is located in a high-traffic area and, according to the Nevada Department of Transportation, an average of approximately 78,000 vehicles travel by the Gold Coast each day. The Gold Coast features an approximately 70,000 square foot casino, including approximately 2,050 slot machines, 48 table games, a keno lounge, a 160-seat race and sports book and a 700-seat bingo parlor. The Gold Coast also features an 11-story tower with 712 hotel rooms and suites and a swimming pool with a covered bar.

        The Gold Coast features three full-service restaurants, a 380-seat buffet restaurant, a fast-food restaurant, a snack bar and ice cream parlor. Entertainment amenities include a 72-lane bowling center, two movie theaters, approximately 10,000 square feet of banquet and meeting facilities, four bars, two entertainment lounges and a showroom/dance hall featuring live musical entertainment. Other amenities include a gift shop, a liquor store, a travel agency, an American Express office, a Western Union office, a beauty salon, a barber shop, a child care facility and over 3,000 parking spaces.

        The Gold Coast primarily targets middle-market gaming customers, catering to local residents as well as repeat visitors to Las Vegas who desire an alternative to the hotel-casino properties located on the Strip. Our operating strategy is to maximize customer visitation and thereby increase casino revenues at the Gold Coast by offering value-conscious customers a combination of friendly service, generous portions of quality food at competitive prices and clean, comfortable and inexpensive hotel rooms. We believe this value-oriented approach generates a high level of customer satisfaction, fostering customer loyalty and repeat business. We have periodically renovated and upgraded the Gold Coast in order to maintain its appeal to our target customers.

        The Gold Coast has developed a number of innovative campaigns designed to promote its business and attract local residents. The Gold Coast's slot club has issued nearly 500,000 club cards to its members since inception and currently has over 100,000 active members. We established the slot club in 1987 to encourage repeat business by rewarding frequent slot players with cash and prizes. Our other Gold Coast marketing programs have included the original "Pick the Pros" football contest, a $250,000 paycheck cashing contest and live entertainment in the showroom/dance hall. In addition, the Gold Coast is a sponsor of the annual National Finals Rodeo, which attracts thousands of visitors to Las Vegas each December. The awards ceremonies for the Rodeo are held nightly at the Gold Coast during the 10-day event.

THE BARBARY COAST

        The Barbary Coast, which opened in 1979, is located at the intersection of Flamingo Road and Las Vegas Boulevard. The Barbary Coast is located on one of the busiest intersections on the Strip, along with Caesars Palace, Bally's Las Vegas and Bellagio. Historically, the Barbary Coast has relied on foot traffic on the Las Vegas Strip for a significant amount of its revenues. As a result, the Barbary Coast's customer base is primarily visitors to the Las Vegas area. In addition to its favorable location on the Strip, the Barbary Coast has also benefited from its more intimate gaming atmosphere, allowing it to develop a loyal base of table games and slot customers. Our marketing efforts toward table games customers include complimentary rooms, food and beverage, as well as programs such as blackjack tournaments and golf outings. Slot players may also receive complimentary rooms, food and beverage, as well as cash and prizes as members of our slot club. The slot players' "Fun Club" has over 100,000 members who are rewarded for their frequent play.

        The Barbary Coast features an approximately 30,000 square foot casino, including approximately 600 slot machines, 50 table games, race and sports books and other amenities. Our eight-story tower includes 197 spacious rooms and suites. The Barbary Coast is furnished and decorated in an elegant turn-of-the-century Victorian theme and includes three bars and three restaurants: Michael's gourmet restaurant, Drai's on the Strip (leased to and operated by a third party) and the Victorian Room. Drai's specializes in French and California cuisine served in an elegant setting. The Victorian Room features both American and Chinese cuisine served in an atmosphere of stained glass and turn-of-the-century decor.

        At the Barbary Coast, we have historically generated most of our gaming revenue from the table games operations. In 1998, we reconfigured the gaming floor of the Barbary Coast to enhance its appeal to gaming customers walking on the Strip and to provide more focus on our slot operations. Approximately 100 machines were added and approximately 40% of the existing machines were replaced by many of the newest innovations in slot technology. Additionally, as part of the reconfiguration of the casino, we added live music in our new entertainment lounge.

THE SUNCOAST

        We are currently designing and developing the Suncoast to expand our presence in the growing Las Vegas locals market. The Suncoast will serve one of the fastest growing areas of the Las Vegas valley and will be located on approximately 50 acres in Peccole Ranch, a master-planned community adjacent to Summerlin.

        Our new hotel-casino will be strategically located at the intersection of Rampart Boulevard and Alta Drive, readily accessible from most major points in the city, including downtown Las Vegas (approximately eight miles) and the Strip (approximately nine miles). Accessibility will be further enhanced by the expected connection of the Las Vegas beltway to Summerlin Parkway in 2000. The site will be approximately 1/4 mile from the Resort at Summerlin, a new luxury resort that is expected to open in the second quarter of 1999.

        We are designing the Suncoast with a Mediterranean theme and it is expected to include an approximately 78,000 square foot casino, 232 hotel rooms, with an average size of approximately 550 square feet, approximately 15,000 square feet of banquet and meeting facilities, 16 "stadium seating" movie theaters, four full-service restaurants and approximately 3,400 parking spaces. We expect the casino to include approximately 2,000 slot machines, 34 table games, a keno lounge, a poker parlor, race and sports books and a 60 lane bowling alley. The Suncoast is master-planned to double the number of hotel rooms, when necessary, by adding an additional wing.

        We have an estimated construction and development budget of approximately $150 million (including contingencies, but excluding pre-opening expenditures, opening bankroll and capitalized interest costs). Construction is expected to cost approximately $105.0 million, including contingencies, and subject to obtaining financing, we expect construction to begin in mid-1999. The budget also includes $40.0 million for equipment and $5.0 million for architecture and design fees. We have assembled a construction team with substantial experience in the development and construction of hotel-casinos in Las Vegas and with whom we have worked successfully in the past, including Tiberti Construction Company, Inc. and Yates-Silverman, Inc. Tiberti Construction served as general contractor for the construction of The Orleans and the Gold Coast.

GAMING SECURITY

        Each of our casinos employs extensive supervision and accounting procedures to control the handling of cash in their gaming operations. These measures include security personnel, closed-circuit television observation of critical areas of the casino, locked cash boxes, independent auditors and observers, strict sign-in and sign-out procedures which ensure, to the extent practicable, that gaming chips issued by, and returned to, the casino cashier's cages are accurately accounted for, and procedures for the regular observation of gaming employees. The accounting departments of each of our casinos, which employ persons who have no involvement in the gaming operations, review on a daily basis records compiled by gaming employees pertaining to cash flow and credit extension. Moreover, regular periodic analysis of the results of our gaming operations, including analyses of our compliance with the internal control standards established by the Nevada State Gaming Control Board (the "Nevada Board"), are performed by us and our independent auditors to detect significant deviations from industry standards. Based on the results of these analyses, management believes that its procedures are in compliance in all material respects with the requirements established by the Nevada Gaming Commission (the "Nevada Commission") and the Nevada Board.

POTENTIAL FUTURE DEVELOPMENTS

        From time to time in our ordinary course of business we review proposals for new developments, joint ventures and other strategic transactions. We cannot assure you that any such new developments, ventures or transactions will be pursued or, if pursued, will be successful.

NEIGHBORHOOD CASINO ACT

        Nevada's Senate Bill 208, also known as SB 208 and the Neighborhood Casino Act, was enacted in 1997 and affects the development of our Suncoast location as well as other potential locations for casinos targeting Las Vegas residents. The Neighborhood Casino Act, among other things, imposes more stringent requirements for approval of new hotel-casinos in Clark County that are not located in the vicinity of the Strip and downtown Las Vegas. Sites that have been designated a gaming overlay or gaming enterprise district not later than December 31, 1998 and that receive approval from the Nevada Gaming Commission (the "Nevada Commission") for a nonrestricted gaming license no later than December 31, 2002 will not be subject to the more stringent requirements of the Neighborhood Casino Act.

        The site on which the Suncoast will be constructed has been designated as a gaming overlay or gaming enterprise district by the City of Las Vegas, which is the zoning designation necessary to construct and operate a hotel-casino. We must receive approval for a nonrestricted gaming license which is generally not available until immediately prior to beginning gaming operations, by December 21, 2002, or we will be required to successfully petition the City of Las Vegas to designate the Suncoast site as a gaming overlay or gaming enterprise district in order to obtain a nonrestricted gaming license pursuant to the more stringent standards of SB 208. These and other restrictions may limit our ability to develop and operate the Suncoast and any future development projects in Clark County, including the land we own in North Las Vegas.

COMPETITION

        There is intense competition among companies in the gaming industry. The Orleans and the Gold Coast compete (and, when completed, the Suncoast will compete) primarily with Las Vegas hotel-casinos and non-hotel gaming facilities which target local residents. Some of these competitors have recently completed expansions or new projects. In addition, there are currently gaming facilities that have been announced or are under construction in the immediate vicinity of our casinos. A hotel-casino has been proposed for a location adjacent to the Gold Coast. Additionally, adjacent to the Suncoast site, a luxury hotel-casino and spa called The Resort at Summerlin is expected to open in the second quarter of 1999 and is anticipated to include a 50,000 square foot gaming facility and over 500 hotel rooms. Furthermore, there are several undeveloped properties in the immediate vicinity of The Orleans, the Gold Coast and the location of the Suncoast on which new gaming facilities could be built. The construction of new properties and the expansion or enhancement of existing properties near our casinos could have a negative impact on our business.

     In contrast to our other casinos, the Barbary Coast competes for customers primarily with the hotel-casinos located on the Strip. Several large hotel-casinos have either recently opened or are under construction on the Strip, including Bellagio, Mandalay Bay, Paris, Aladdin and The Venetian. The construction of new properties and the expansion or enhancement of existing properties on the Strip by competitors could materially adversely affect the Barbary Coast.

        In addition, each of our properties compete (and, when completed, the Suncoast will compete) to a lesser extent with all other casinos and hotels in the Las Vegas area. In addition to those mentioned above, several new hotel-casino projects and expansions have been announced or are under construction in Las Vegas. These projects and expansions will add substantial additional gaming capacity and approximately 12,000 rooms to the Las Vegas area over the next two years. This additional gaming and room capacity may have a negative impact on our business.

        Furthermore, we compete with other legalized forms of gaming and gaming operations in other parts of the state of Nevada and elsewhere. Certain states have recently legalized, and several other states are currently considering legalizing, casino gaming in designated areas. We also face competition from casinos located on Native American reservations. We believe that the development by Native Americans and others of casino properties similar to those in Las Vegas in areas close to Nevada, particularly California and Arizona, could have a material adverse effect on our business and results of operations.

        Gaming competition from Native American ventures in California may intensify due to Proposition 5, a California ballot initiative passed by voters in California on November 3, 1998. Proposition 5 permits Native American tribes that enter into agreements with the State of California to conduct gaming activities including operating gaming devices (including slot machines), banked card games, horse race wagering and lotteries. Proposition 5 is subject to a legal challenge and its enforcement has been blocked pending a decision by the California Supreme Court. We are not certain when, or if, Proposition 5 will become effective or how it will affect us. However, because visitors from California make up Nevada's largest visitor market, if Proposition 5 is implemented, increased competition from Native American gaming may cause a decline in our revenues and may have a negative impact on our business.

ENVIRONMENTAL MATTERS

        We are subject to a wide variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. While we believe that we are presently in material compliance with all environmental laws, failure to comply with such laws could result in the imposition of severe penalties or restrictions on operations by government agencies or courts that could adversely affect operations. In 1995, we completed Phase I environmental assessments at the properties owned or leased by us. The reports did not identify any environmental conditions or non-compliance, the remediation or correction of which are reasonably expected to have a material adverse impact on our business or financial condition.

EMPLOYEES

        At December 31, 1998, we had approximately 4,900 employees. We have not experienced any significant work stoppages and believe our labor relations are good. The Las Vegas job market for employees is very competitive. Except for approximately 350 employees at the Barbary Coast who are covered by a collective bargaining agreement, none of our other employees are covered by a collective bargaining agreement.

NEVADA REGULATION AND LICENSING

        The ownership and operation of casino gaming facilities in Nevada are subject to (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"), and (ii) various local regulations. Our gaming operations are subject to the licensing and regulatory control of the Nevada Commission, the Nevada Board and the Clark County Liquor and Gaming Licensing Board (the "Clark County Board"). The Nevada Commission, the Nevada Board and the Clark County Board are collectively referred to as the "Nevada Gaming Authorities."

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

        The Company, which operates the Gold Coast, the Barbary Coast and The Orleans, is licensed by the Nevada Gaming Authorities and is a corporate licensee (a "Corporate Licensee") under the terms of the Nevada Act. The gaming licenses require the periodic payment of fees and taxes and are not transferable. Coast Resorts is registered with the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and Coast Resorts has been found suitable to own the stock of Coast Hotels. Coast Resorts, as a Registered Corporation, and Coast Hotels, as a Corporate Licensee, are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may request. No person may become a stockholder of, or receive any percentage of the profits from, Coast Hotels without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and Coast Resorts have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities at its hotel-casinos.

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

        The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15% of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of a Registered Corporation, any change in a Registered Corporation's corporate charter, bylaws, management, policies or operations, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

        Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the voting securities of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or Coast Resorts, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person,
(iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities, including, if necessary, the immediate purchase of such voting securities for cash at fair market value.

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

        Licensed Corporations and Registered Corporations such as the Company and Coast Resorts may not make public offering of their securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to require or extend obligations incurred for such purposes. The Nevada Commission has previously granted exemptions from this prior approval process for certain public offerings by the Company and Coast Resorts. Approval of a public offering, if given, will not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

        Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission with respect to a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as a part of the approval process relating to the transaction.

        The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before a Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by a Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

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

        The Company may pursue development opportunities in other jurisdictions and expects that if it does so it will be subject to similar rigorous regulatory standards in each other jurisdiction in which it seeks to conduct gaming operations. There can be no assurance that regulations adopted, permits required or taxes imposed, by other jurisdictions will permit profitable operations by the Company in those jurisdictions.

CERTAIN FORWARD-LOOKING STATEMENTS

        This Form 10-K includes "forward-looking statements" within the meaning of the securities laws. All statements regarding our expected financial position, business, strategies and financing plans under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" "Business" and elsewhere in this Form 10-K are forward-looking statements. In addition, in those and other portions of this Form 10-K, the words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, and have based these expectations on our beliefs as well as assumptions we have made, such expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from such expectations are disclosed in this Form 10-K, including, without limitation, the following factors:

o       increased competition, both in Nevada and other states;

o dependence on the Las Vegas area and Southern California for a majority of our customers;

o uncertainties associated with obtaining financing on acceptable terms for the construction of the Suncoast;

o substantial leverage and uncertainty that we will be able to service our debt;

o uncertainties associated with the Suncoast and other construction projects, including the related disruption of operations and the availability of financing, if necessary; and

o changes in laws or regulations, third party relations and approvals, decisions of courts, regulators and governmental bodies.

        All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. The forward-looking statements included are made only as of the date of this Form 10-K. We do not intend, and undertake no obligation, to update these forward-looking statements.

ITEM 2. PROPERTIES.

        The Orleans occupies a portion of an approximately 80 acre site located on West Tropicana Avenue, approximately one mile south of the Gold Coast. We lease the real property under a ground lease entered into by the Company and the Tiberti Company, a Nevada general partnership of which J. Tito Tiberti, a director of the Company, is managing partner. See "Certain Transactions." The lease had an effective commencement date of

October 1, 1995, an initial term of 50 years, and includes an option, exercisable by us, to extend the initial term for an additional 25 years. The lease provides for monthly rental payments of $175,000 per month through February 1999, $200,000 per month during the 36-month period thereafter, $225,000 per month during the 48-month period thereafter and $250,000 per month during the 60-month period thereafter. In March 2011, annual rental payments will increase on a compounding basis at a rate of 3.0% per annum. In addition, we have been granted an option to purchase the real property during the two-year period commencing in February 2016. The lease provides that the purchase price will be the fair market value of the real property at the time we exercise the option, provided that the purchase price will not be less than 10 times, nor more than 12 times, annual rent at such time.

        We own the approximately 26 acres that the Gold Coast occupies on West Flamingo Road. We also own an 8.33 acre site across the street from the Gold Coast that contains an approximately 100,000 square foot warehouse. The warehouse is used by the Gold Coast, the Barbary Coast and The Orleans primarily as a storage facility.

        The Barbary Coast occupies approximately 1.8 acres at the intersection of Flamingo Road and the Strip and occupies real property that we lease pursuant to a lease that expires on May 1, 2003. The lease provides for rental payments of $175,000 per year. The lease contains two options, exercisable by us, to extend the term of the lease for 30-years each (with the rent to be readjusted as provided in the lease during those renewal periods). We have an option to purchase the leased property at any time during the six month period prior to the expiration of the lease, provided that certain conditions are met, at a purchase price equal to the greater of $3.5 million or the then appraised value of the real property. We also have a right of first refusal in the event the landlord desires to sell the real property during the initial term of the lease. We also lease approximately 2.5 additional acres of real property located adjacent to the Barbary Coast. The lease expires on December 31, 2003. The lease provides for rental payments of $125,000 per annum. We use the 2.5 acre property as a parking lot for our employees and for valet parking. The landlord has the right to terminate the lease upon six months prior notice to us if it requires the use of the property for its own business purposes (which excludes leaving the property vacant or leasing it to third parties prior to January 1, 2003).

        We lease the approximately 50 acre Suncoast site located at the corner of Rampart Boulevard and Alta Drive in the west Las Vegas valley pursuant to a Ground Lease Agreement dated as of October 28, 1994. The initial term of the lease expires on December 31, 2055. The lease contains three options, exercisable by us, to extend term of the lease for 10 years each. The lease provided for monthly rental payments of $166,667 for the year ended December 31, 1995. Thereafter, the monthly rent increases by the amount of $5,000 in January of each year. The landlord has the option to require us to purchase the property at the end of 2014, 2015, 2016, 2017 and 2018, at the fair market value of the real property at the time the landlord exercises the option, provided that the purchase price will not be less than 10 times nor more than 15 times the annual rent at such time. Based on the terms of the lease, the potential purchase price commitment ranges from approximately $31.0 million to approximately $51.0 million in the years 2014 through 2018. We have a right of first refusal in the event the landlord desires to sell the property at any time during the lease term.

        We also own an approximately 29 acre parcel of undeveloped land located at the corner of Rancho Drive and Carey Avenue in North Las Vegas, close to the Fiesta Hotel and Casino and the Texas Station Hotel and Casino. Any future developments on this site would be subject to, among other things, our ability to obtain necessary financing and compliance with SB 208.

ITEM 3  LEGAL PROCEEDINGS

        We are currently, and are from time to time, involved in litigation arising in the ordinary course of our business. We are currently subject to two lawsuits in which the plaintiffs have sought punitive damages. We intend to continue to defend the lawsuits vigorously. We do not believe that such litigation, including the foregoing proceedings, will, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to our shareholders during the quarter ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.


        We are a wholly-owned subsidiary of Coast Resorts. None of our equity securities are publicly traded.

ITEM 6. SELECTED FINANCIAL DATA

        The following Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The balance sheets and statements of income data as of and for each of the five years in the period ended December 31, 1998 are derived from the consolidated financial statements of the Company which have been audited by PricewaterhouseCoopers LLP. The consolidated financial statements of the Company as of December 31, 1997 and 1998 and for each of the three years in the period ended December 31, 1998 are included in this report on Form 10-K.


                                                 YEARS ENDED DECEMBER 31,

                                                       1994           1995          1996(1)         1997           1998
                                                    ----------     ----------     ----------     ----------     ----------
                                                                             (DOLLARS IN THOUSANDS)
STATEMENTS OF INCOME DATA:
Net revenues......................................   $172,573      $ 174,756      $ 195,987      $ 293,883      $ 332,363
Departmental operating expenses(2) ...............    118,697        118,534        121,628        197,200        209,104
General and administrative expenses ..............     29,271         30,405         37,992         54,351         55,879
Guaranteed payments to former partners(3) ........      2,672            858             --             --             --
Pre-opening expenses .............................         --             --          7,125             --             --
Land leases ......................................         --             --             --          2,100          3,190
Deferred (non-cash) rent .........................         --             --             --          2,378          3,198
Depreciation and amortization ....................      6,766          7,280          7,883         18,278         20,607
                                                    ----------     ----------     ----------     ----------     ----------
Operating income .................................     15,167         17,679         21,359         19,576         40,385
Interest expense, net ............................       (227)        (3,545)        (9,981)       (25,228)       (26,570)
Other income .....................................         23             92             58            919            168
                                                    ----------     ---------      ---------      ---------      ---------
Net income (loss) before income taxes ............     14,963         14,226         11,436         (4,733)        13,983
Provision (benefit) for income taxes .............         --             --          6,617         (1,401)         5,225
                                                    ----------     ----------     ----------     ----------     ----------

Net income (loss) ................................  $  14,963      $  14,226      $   4,819      $  (3,332)     $   8,758
                                                    =========      =========      =========      =========      =========

PRO FORMA INFORMATION TO REFLECT
  CHANGE IN TAX STATUS(4):
Provision (benefit) for income taxes .............      5,251          4,979          4,117         (1,401)         5,225
                                                    ----------     ----------     ----------     ----------     ----------
Net income (loss) ................................  $   9,712      $   9,247      $   7,319      $  (3,332)     $   8,758
                                                    =========      =========      =========      =========      =========
OTHER DATA:
EBITDA(5) ........................................  $  21,933      $  24,959      $  36,367      $  40,232      $  64,190
Cash provided by operating activities ............  $  22,572      $  22,841      $  27,033      $  16,046      $  39,258
Cash used in investing activities ................  $  (5,509)     $ (31,968)     $(125,702)     $ (56,666)     $ (15,324)
Cash provided by (used in) financing activities...  $ (14,883)     $   6,699      $ 145,685      $   8,491      $ (11,765)
Capital expenditures .............................  $   5,514      $  32,187      $ 125,722      $  57,736      $  15,492
Distributions to partners(6) .....................  $  25,823      $  58,660      $      --      $      --      $      --

------------

See Footnotes to Selected Financial Data.

                                                   AS OF DECEMBER 31,
                              ------------------------------------------------------------
                                1994         1995       1996(1)        1997        1998
                              --------     --------     --------     --------     --------
                                                    (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents ..  $ 16,967     $ 14,539     $ 61,555     $ 29,426     $ 41,595
Total assets ...............   134,295      152,216      374,122      366,861      367,034
Total long-term debt(7) ....    11,776       83,357      195,764      207,173      199,954
Stockholder's equity .......    87,781       43,334      100,678       97,346      102,918


FOOTNOTES TO SELECTED FINANCIAL DATA

(1)     The Orleans opened in December 1996

(2)     Includes casino, food and beverage, hotel and other expenses.

(3) Prior to the Company's formation in 1995, the Gold Coast and the Barbary Coast were operated by two affiliated partnerships which were consolidated into the Company and Coast Resorts effective January 1, 1996. The partnership agreements for those partnerships required that guaranteed payments be made to the partners.

(4) The Predecessor Partnerships were not subject to federal income taxes. As a result of the Reorganization, the operations of the Gold Coast and the Barbary Coast are being conducted by the Company, which has been formed as a "C Corporation" and, therefore, is subject to federal income taxes. A pro forma provision for federal income taxes has been made, and pro forma net income has been calculated for all periods presented as if the Predecessor Partnerships had been treated as a C corporation during those periods.

(5) "EBITDA" means earnings before interest, taxes, depreciation, amortization, deferred (non-cash) rent expense and certain non-recurring items, including pre-opening expenses. EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows generated by operating, investing, and financing activities (as determined in accordance with generally accepted accounting principles) as an indicator of cash flows or a measure of liquidity. EBITDA is presented solely as supplemental disclosure because management believes it is a widely used measure of operating performance in the gaming industry. All companies do not calculate EBITDA in the same manner. As a result, EBITDA as presented here may not be comparable to the similarly titled measures presented by other companies. The computation of EBITDA for each of the respective periods shown is as follows:

                                                                               YEARS ENDED DECEMBER 31,
                                                            ----------------------------------------------------------------
                                                              1994          1995         1996(1)        1997          1998
                                                            --------      --------      --------      --------      --------
                                                                                 (DOLLARS IN THOUSANDS)
Income (loss) before income taxes .....................     $ 14,963      $ 14,226      $ 11,436      $ (4,733)     $ 13,983
Add back:
  Interest expense, net ...............................          227         3,545         9,981        25,228        26,570
  Depreciation and amortization .......................        6,766         7,280         7,883        18,278        20,607
  Pre-opening expenses ................................           --            --         7,125            --            --
  Non-recurring items (gain on equipment disposals)....          (23)          (92)          (58)         (919)         (168)
  Deferred (non-cash) rent  expense ...................           --            --            --         2,378         3,198
                                                            --------      --------      --------      --------      --------
EBITDA.................................................      $21,933      $ 24,959      $ 36,367      $ 40,232      $ 64,190
                                                            ========      ========      ========      ========      ========

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain financial information regarding the historical results of the Company:

                                                         DECEMBER 31,
                                            --------------------------------------
                                               1996           1997          1998
                                            ---------      ---------     ---------
                                                    (DOLLARS IN THOUSANDS)
GOLD COAST
  Net operating revenues ................   $ 140,548      $ 126,490     $ 128,509
  Operating income ......................      28,975         22,603        24,947
  EBITDA(1) .............................      33,609         27,403        29,916
  Cash provided by operating activities..      35,582         28,135        27,968

BARBARY COAST
  Net operating revenues ................   $  49,419      $  44,610     $  43,609
  Operating income ......................       4,155          1,034         1,977
  EBITDA(1) .............................       5,800          2,627         3,760
  Cash provided by operating activities..       5,954          2,438         2,362

THE ORLEANS
  Net operating revenues ................   $   6,020      $ 122,783     $ 160,245
  Operating income (loss) ...............      (5,859)         3,098        21,600
  EBITDA(1) .............................       1,669         15,946        36,324
  Cash provided by (used in) operating
    Activities ..........................        (238)         9,142        37,912

TOTAL (INCLUDING CORPORATE)
  Net operating revenues ................   $ 195,987      $ 293,883     $ 332,363
  Operating income ......................      21,359         19,576        40,385
  EBITDA(1) .............................      36,367         40,232        64,190
  Cash provided by operating activities..      27,033         16,046        39,258

(1) "EBITDA" means earnings before interest, taxes, depreciation, amortization, deferred (non-cash) rent expense and certain non-recurring items, including pre-opening expenses. EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows generated by operating, investing, and financing activities (as determined in accordance with generally accepted accounting principles) as an indicator of cash flows or a measure of liquidity. EBITDA is presented solely as supplemental disclosure because management believes it is a widely used measure of operating performance in the gaming industry. All companies do not calculate EBITDA in the same manner. As a result, EBITDA as presented here may not be comparable to similarly titled measures presented by other companies.

FISCAL 1998 COMPARED TO 1997

        Net revenues, operating income and net income all improved in the year ended December 31, 1998, primarily due to improved revenues at The Orleans. Net revenues in 1998 were $332.4 million compared to $293.9 million in the year ended December 31, 1997, an increase of 13.1%. Operating income in the year ended December 31, 1998 was $40.4 million compared to $19.6 million in the prior year, an increase of 106.1% primarily due to the increased revenues. Operating expenses increased $17.7 million, mainly as a result of higher casino expenses due to increased business at our hotel-casinos. Additionally, land lease and deferred (non-cash) rent expenses increased due to the Coast West lease expenses, which became consolidated expenses of the Company in July 1998 as a result of Coast West becoming a subsidiary. Despite an increase in interest expense due to the issuance of the 10 7/8% first mortgage notes in November 1997 and an increase in the income tax expense, net income increased $12.1 million to $8.8 million in 1998 compared to a net loss of $3.3 million in 1997.

        The Orleans. The Orleans opened in December 1996 and generated lower than expected revenues in the first half of 1997. During the second half of 1997, the property expanded its customer base through increased promotional activities, featuring headliner entertainment in its showroom and, in December 1997, the opening of 12 new movie theaters. For the year ended December 31, 1998, net revenues were $160.2 million compared to $122.8 million in 1997, an increase of 30.5%. Casino revenues increased 34.3% for the year, primarily as a result of increased slot machine play. Growth in customer volume led to an increase in food and beverage revenues of 22.9%. Hotel revenues increased 4.6% for the year due to increased occupancy and other revenues increased 63.2% in 1998, due primarily to higher showroom revenues. Operating expenses increased 15.8% in 1998, primarily due to increased casino promotional activities. Other expenses were up 47.6% for the year due principally to the higher-priced headliner entertainers in the showroom. Depreciation and amortization expense increased by $1.9 million due to the opening in December 1997 of the movie theaters, video arcade, child care facility and additional gaming space. Despite the increase in operating expenses, operating income increased to $21.6 million in 1998 compared to $3.1 million in 1997.

        Gold Coast. For the year ended December 31, 1998, net revenues were $128.5 million, an increase of $2.0 million, or 1.6% over 1997 revenues of $126.5 million. Casino revenues accounted for most of the increase, up 4.8% over 1997 casino revenues, primarily due to increased slot machine play. Operating income in the year ended December 31, 1998 was $24.9 million, an increase of $2.3 million, or 10.4%, over 1997 operating income, as operating expenses were relatively flat, increasing by 0.3% over the previous year.

        Barbary Coast. Net revenues for the year ended December 31, 1998 decreased 2.2% to $43.6 million compared to $44.6 million in the year ended December 31, 1997, primarily as a result of a decrease in table game wagering volume, a lower table games win percentage, the removal of live keno and lower wagering volume in the race book. Despite the lower revenues in 1998, operating income increased to $2.0 million compared to $1.0 million in 1997, primarily due to lower casino promotional expenses.

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

        Gold Coast. Net revenues for the year ended December 31, 1997 decreased 10.0% to $126.5 million compared to $140.5 million in 1996. Management attributes the decrease primarily to competition from the opening of The Orleans approximately one mile from the Gold Coast. Casino revenues declined 10.6% to $93.1 million in 1997 compared to $104.2 million in 1996, due to lower customer wagering volume. Food and beverage business decreased as a result of the reduced customer traffic, causing revenues to decline 12.1% to $25.1 million in 1997 compared to $28.6 million in 1996. In 1997, an increased number of rooms in the Las Vegas market led to a total room occupancy rate at the Gold Coast of 81.7% compared to 92.3% in 1996, contributing to a $239,000 (2.3%) decline in hotel revenues. Gold Coast operating expenses were $103.9 million in 1997, down $7.7 million (6.9%) from $111.6 million in 1996 primarily due to a $9.8 million (16.5%) reduction in salaries and related costs as management reacted to the reduced customer volume. Food and beverage expenses declined $3.2 million (13.3%) and general and administrative expenses declined $3.0 million (11.6%). Despite lower operating expenses, the reduced revenues contributed to a 22.0% decrease in operating income to $22.6 million in 1997 compared to $29.0 million in 1996.

        Barbary Coast. Net revenues for the year ended December 31, 1997 decreased 9.7% to $44.6 million compared to $49.4 million in 1996. Casino revenues declined 13.1% to $34.6 million in 1997 compared to $39.8 million in 1996, primarily as a result of decreased customer wagering volume and a lower than expected win percentage on table games and decreased wagering volume in the race book. Management attributes the decline to a reduction in foot traffic since the January 1997 opening of New York-New York Hotel and Casino one mile south of the Barbary Coast on the Las Vegas Strip as well as to increased competition from other recently opened or expanded hotel-casinos (including The Orleans). Food and beverage revenues increased $837,000 (8.6%) in 1997 primarily as a result of higher drink prices in the bars. The increase in food and beverage revenues was partially offset by an increase of $664,000 (11.3%) in food and beverage expenses. Hotel room revenues declined $367,000 (9.1%) due primarily to lower average room rates as management reacted to increasing competition. Operating income at the Barbary Coast declined 75.1% to $1.0 million in 1997 compared to $4.2 million in 1996, primarily as a result of the decreased revenues discussed above.

        Depreciation and amortization expense increased by 132.0% in 1997 compared to 1996, principally due to the opening of The Orleans in December 1996. Net interest expense increased 152.8% in 1997 primarily due to decreases in capitalized interest and interest income. Capitalized interest was $7.5 million in 1996 during the construction of The Orleans, but was only $1.0 million in 1997 during the construction of phase two of The Orleans. Additionally, the proceeds from the sale of $175 million in 13% first mortgage notes the Company earned interest income of $4.8 million in 1996, but were substantially utilized by the end of 1996.

        Gain on disposal of equipment was approximately $919,000 in 1997 compared to $58,000 in 1996, primarily due to a crash of the Company's Beechcraft Super King Air aircraft which, after receipt of insurance proceeds, resulted in a gain of $785,000.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities increased to $39.3 million in 1998, an increase of $23.2 million over 1997, primarily due to the Company's increased profitability discussed above.


        On January 30, 1996, the Company issued $175.0 million principal amount of 13% first mortgage notes due 2002 ("13% First Mortgage Notes"). Additionally, in November 1997, the Company issued $16.8 million principal amount of 10 7/8% first mortgage notes due November 1, 2001 ("10 7/8% First Mortgage Notes"). The indentures pursuant to which the 13% First Mortgage Notes and 10 7/8% First Mortgage Notes were issued contain covenants that, among other things, limit the ability of the Company to pay dividends or make advances to Coast Resorts, repay existing indebtedness, incur additional indebtedness, or sell material assets as defined in the indenture.

        On February 19, 1999, the Company commenced a tender offer and consent solicitation with respect to the 13% First Mortgage Notes. The tender offer, which is subject to certain conditions, will expire on March 22, 1999, unless extended. In the consent solicitation, we obtained consents to eliminate most financial and restrictive covenants in the indenture and related security agreement. The amendments will become operative if the tender offer is consummated. The Company currently intends to issue senior subordinated notes and enter into a credit facility with a $75.0 million availability to fund the purchase of 13% First Mortgage Notes in the tender offer. The senior subordinated notes are expected to be issued in an offering that will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. No assurance can be given that we will issue the senior subordinated notes, enter into a credit facility or complete the tender offer to refinance the 13% First Mortgage Notes. If we complete the tender offer, we also expect to repurchase the 10 7/8% First Mortgage Notes.

        Our cash requirements, in addition to interest payments on outstanding indebtedness, include annual principal payments of approximately $7.8 million on equipment notes payable, land lease payments of approximately $4.3 million, capital expenditures of approximately $10.2 million to complete an expansion of The Orleans and ongoing maintenance capital expenditures and periodic enhancements at our existing facilities. Our maintenance capital expenditures for 1998 were approximately $13.0 million and we currently expect that we will spend approximately $11.0 million for maintenance capital expenditures in 1999. We believe that existing cash balances and operating cash flow will provide sufficient resources to meet our debt obligations and foreseeable capital expenditure requirements at our existing properties.

        We are currently developing and intend to construct and open the Suncoast. We do not yet have financing in place to fund the construction of the Suncoast. Subject to obtaining adequate financing, we currently anticipate that construction of the Suncoast will begin in mid-1999. If we enter into a new credit facility, we expect it will contain a provision that would allow us to increase, with lender approval, the available borrowing capacity under the facility to up to $200.0 million. We intend to use this increased capacity to finance construction costs. The availability of the additional $125.0 million will be reduced in quarterly amounts beginning the fiscal quarter ending June 30, 2001. The increase in the facility remains subject to a number of contingencies, including lender approval and the negotiation of additional terms relating to the construction. We cannot assure you that we will be able to obtain the increase in the new credit facility or that it will be available on acceptable terms.

        Except as described in this Annual Report on Form 10-K, the Company has no agreements, arrangements or understandings with respect to financing the future development of additional properties or capital improvements to existing properties. Any future development or capital improvements would be subject to, among other things, the Company's ability to obtain necessary financing.

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

        During 1997, the Company recorded a tax benefit of $1.4 million in relation to its loss before income taxes of $4.7 million. This benefit represents an amount carried-back to prior taxable income.

IMPACT OF THE YEAR 2000 ISSUE

        Many currently installed computer systems and other equipment with embedded computer chips cannot recognize dates after December 31, 1999. Beginning in the year 2000, companies with such systems, software or equipment may experience difficulties due to their reliance on them. This situation involving the year 2000 is commonly referred to as the "Y2K" problem.

        We utilize computer systems in virtually all areas of our hotel-casino operations. Should we or certain of our vendors not be "Y2K compliant," the operations of our hotel-casinos could be disrupted for an indeterminate period of time, potentially having a material adverse impact on our results of operations. Possible consequences of our not being Y2K compliant include, but are not limited to, problems with the compiling of financial information in our back-office accounting, purchasing, inventory and payroll systems. Additionally, disruptions could occur to hotel reservations operations, hotel check-in/check-out procedures, point-of-sale transactions in food, beverage and retail areas, race and sports book wagering and the updating and accumulation of slot machine player marketing information. Additionally, embedded microchips in certain systems such as elevators, escalators and the heating, ventilation and air conditioning could lead to interruptions in service. All of these problems could inconvenience hotel and casino customers, resulting in a loss of business.

        We could also be exposed to Y2K problems should certain of our suppliers have disruptions to their operations due to Y2K problems. We do not consider these problems to be as significant as those with our own systems because in most instances we could find alternate vendors for our supplies, but Y2K problems for certain suppliers, such as utility providers, could result in disruptions to hotel-casino operations for an indeterminate period of time. Additionally, should providers of financial services such as ATM's, credit card processing and credit card cash advance experience Y2K problems, our operations could be adversely affected.

        We recognize the need to ensure our operations will not be adversely affected by Y2K and have taken steps to update our systems, where necessary, including replacing or updating software and equipment. Since 1997, our Management Information Systems department has attempted to identify all areas where Y2K could pose a problem.

To assist them in their effort and to further help identify potential problems areas, in October 1998 we retained the services of an advisor to review our Y2K program.

        As of December 31, 1998, we have identified and updated or are in the process of updating those systems and programs that we deem most critical to the day-to-day operations of our hotel-casinos. We currently use Year 2000 compliant software for our accounting, human resources, payroll, inventory, and purchasing systems. Based on representations from our vendors, we anticipate that our other essential computer systems, including our hotel front desk and reservations, retail point of sale, bowling center, race and sports wagering and casino player tracking and marketing systems, will be Y2K compliant by July 1999, although no assurances can be made to that effect. We estimate that the total cost to identify and correct potential Y2K problems will be approximately $1.6 million, approximately $300,000 of which has been spent as of December 31, 1998. All costs related to software modifications, as well as all costs associated with our Y2K project, are being expensed as incurred and are included in the cost estimate referred to above. As of December 31, 1998 we have begun developing contingency plans for specific areas for our operations. Such plans include the training of employees in the implementation of manual procedures for gaming operations, the selection of alternative vendors and the testing of back-up electrical power generators. We will continue to assess Y2K risk and develop contingency plans.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The report of independent accountants, financial statements and financial statement schedule listed in the accompanying index are filed as part of this report. See "Index to Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT.

         The following table sets forth the names and ages of the directors and executive officers of the Company and their respective positions as of December 31, 1998.

NAME                             AGE                      POSITION(S) HELD
----                             ---                      ----------------

Michael J. Gaughan               55     Director, Chairman of the Board and Chief Executive
                                        Officer


Harlan D. Braaten                48     Director, President and Chief Operating Officer



Jerry Herbst                     60     Director, Vice President, Treasurer and Assistant
                                        Secretary


J. Tito Tiberti                  53     Director, Vice President and Secretary



Gage Parrish                     45     Director, Vice President, Chief Financial Officer
                                        and Assistant Secretary


Franklin Toti                    60     Director, Vice President of Casino Operations



F. Michael Corrigan              62     Director



Charles Silverman                66     Director



Joseph Blasco                    55     Director




         MICHAEL J. GAUGHAN. Mr. Gaughan has been a director of the Company since its formation in September 1995 and is the Chairman of the Board and Chief Executive Officer of the Company. His current term as a director expires in 2000. He is also a director and Chairman of the Board and Chief Executive Officer of Coast Resorts, Inc. Mr. Gaughan was a general partner of the Barbary Coast Partnership from its inception in 1979 until January 1, 1996, the effective date of the reorganization in which the Barbary Coast Partnership and the Gold Coast Partnership consolidated with Coast Resorts and the Company (the "Reorganization"). Mr. Gaughan served as the managing general partner of the Gold Coast Partnership from its inception in December 1986 until the effective date of the Reorganization. Mr. Gaughan and Mr. Herbst were the sole stockholders of Gaughan-Herbst, Inc., which was the sole corporate general partner of the Gold Coast Partnership prior to the Reorganization. Mr. Gaughan has been involved in the gaming industry since 1960 and has been licensed as a casino operator since 1967.

         HARLAN D. BRAATEN. Mr. Braaten joined the Company as the President, Chief Financial Officer and a director in October 1995, and was appointed Chief Operating Officer in February 1996. His current term as a director expires in 2000. Mr. Braaten is also the President and Chief Operating Officer of Coast Resorts. Prior to joining the Company, Mr. Braaten was employed in various capacities, including the general manager and, most recently, senior vice president, treasurer and chief financial officer of Rio Hotel and Casino, Inc. in Las Vegas. From March 1989 to February 1991, Mr. Braaten was vice president, finance of MGM/Marina Hotel and Casino in Las Vegas, Nevada. Prior thereto, from November 1983 to March 1989, Mr. Braaten was property controller for Harrah's in Reno, Nevada. Mr. Braaten has over 20 years of experience in the Nevada gaming industry.

         JERRY HERBST. Mr. Herbst has been a director, Vice President, Treasurer and Assistant Secretary of the Company since its formation in September 1995. His current term as a director expires in 1999. Mr. Herbst has been the president of Terrible Herbst Oil Company, an owner and operator of gas stations and car washes, since 1959. Mr. Herbst and Mr. Gaughan were the sole stockholders of Gaughan-Herbst, Inc., which was the sole corporate general partner of the Gold Coast Partnership prior to the formation of the Company. Mr. Herbst has served as a member of the board of directors of Bank of America--Nevada since 1977, of Nevada Power Company since 1990 and of Edelbrook Corporation since 1994.

         J. TITO TIBERTI. Mr. Tiberti has been a director, Vice President and Secretary of the Company since its formation in September 1995. His current term as a director expires in 1999. He is also a director and Vice President and Secretary of Coast Resorts. Mr. Tiberti is the president, a director and a stockholder of, and together with his immediate family, controls Tiberti Construction, a construction company which served as the general contractor for the construction of The Orleans and is also serving as general contractor for the Suncoast. He has also served as managing general partner of The Tiberti Company, a real estate rental and development company, since 1971. The Tiberti Company is the lessor of the real property site for The Orleans. Mr. Tiberti has been involved in the gaming industry for 19 years and was a general partner of the Barbary Coast Partnership prior to the formation of the Company.

        GAGE PARRISH. Mr. Parrish was named Vice President, Finance, Assistant Secretary and a director of the Company and Coast Resorts in October 1995 and was promoted to Chief Financial Officer in February 1996. His current term as a director expires in 2000. Since 1986, he had been the Controller and Chief Financial Officer of the Gold Coast Partnership prior to the formation of the Company. From 1981 to 1986, Mr. Parrish served as Assistant Controller of the Barbary Coast Partnership. Mr. Parrish is a certified public accountant and has approximately 20 years of experience in the gaming industry.

         FRANKLIN TOTI. Mr. Toti has been a director of the Company and Coast Resorts since October 5, 1998. His current term expires in 1999. He has been Vice President of Casino Operations for the Company since January 1, 1996. Mr. Toti was a general partner and Casino Manager of the Barbary Coast Partnership from its inception in 1979 until January 1, 1996, the effective date of the reorganization. Mr. Toti has 38 years of experience in the gaming industry.

         F. MICHAEL CORRIGAN. Mr. Corrigan was elected as a director of the Company and Coast Resorts effective as of March 1, 1996. His current term as a director expires in 2001. Since July 1989, Mr. Corrigan has served as the chief executive officer of Corrigan Investments, Inc., which owns and manages real estate in Nevada and Arizona. In addition, Mr. Corrigan is the Chief Executive Officer of Corstan, Inc., a mortgage banking company, and was previously the owner, President and Chief Operating Officer of Stanwell Mortgage, a Las Vegas mortgage company.

         CHARLES SILVERMAN. Mr. Silverman was elected as a director of the Company and Coast Resorts effective as of March 1, 1996. His current term as a director expires in 2001. Mr. Silverman is the President and sole stockholder of Yates-Silverman, Inc., which specializes in developing theme-oriented interiors and exteriors and is a leading designer of hotels and casinos. Completed projects of Yates-Silverman, Inc. include New York-New York, Excalibur, Circus Circus, Luxor, the Trump Taj Mahal, Trump Castle and Atlantic City Showboat. Yates-Silverman, Inc. also served as the primary designer for The Orleans and is serving in the same capacity for the Suncoast. Mr. Silverman has served as the president of Yates-Silverman, Inc. since its inception in 1971.

         JOSEPH BLASCO. Mr. Blasco was elected as a director of the Company and Coast Resorts effective as of December 16, 1996. His current term as a director expires in 2001. Since 1984, Mr. Blasco has been a partner in the real estate development partnership which developed the Spanish Trail community in Las Vegas, a project which includes over 1,200 homes, a 27-hole golf course and a country club. Mr. Blasco is currently the managing General Partner of United Realty Investments, a real estate development and management company in Las Vegas. He is also general partner in two real estate development partnerships, Summer Trail LLC and Trop-Edmond Ltd.

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

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth all compensation earned by or paid by the Company during 1996, 1997 and 1998 to each executive officer (the "Named Executive Officers") whose compensation exceeded $100,000 in all capacities in which they served.

                           SUMMARY COMPENSATION TABLE


                                                            ANNUAL COMPENSATION
                                            --------------------------------------------------
                                                                                  ALL OTHER
NAME AND PRINCIPAL POSITION                 YEAR      SALARY      BONUS        COMPENSATION(1)
                                            ----     --------     ------       ---------------
Michael J. Gaughan.......................   1998     $300,000     $     --        $  5,000
Chairman of the Board and Chief             1997      300,000           --           4,750
Executive Officer of the Company;           1996      300,000      195,000           4,750


Harlan D. Braaten........................   1998      250,000      125,000           5,000
President and Chief Operating               1997      250,000      250,000(3)        4,750
Officer, the Company(2)                     1996      250,000      162,500              --

Gage Parrish............................    1998      200,000           --           5,000
Vice President, Chief Financial Officer     1997      200,000           --           4,750
and Assistant Secretary of the              1996      150,000       52,500           3,040
Company(4)

--------------

(1) The amounts reflect matching contributions paid to the Company's 401(k) Profit Sharing Plan and Trust.

(2) Mr. Braaten joined the Company in October 1995 as President and Chief Financial Officer of the Company and Coast Resorts. Mr. Braaten was appointed as Chief Operating Officer of the Company and Coast Resorts in February 1996.

(3) Pursuant to his previous employment agreement, Mr. Braaten received a bonus of $250,000 because Coast Resorts had not made a public offering of its common stock by December 31, 1997. Mr. Braaten entered into a new employment agreement effective as of January 1, 1999.

(4) Mr. Parrish served as Vice President, Finance and Controller of the Company and Coast Resorts from September 1995 to February 1996, when Mr. Parrish was named Chief Financial Officer of the Company and Coast Resorts.

EMPLOYMENT AGREEMENT

         Effective as of January 1, 1999, the Company entered into an employment agreement with Harlan Braaten, President and Chief Operating Officer. The agreement has a term of three years and provides for Mr. Braaten to receive a base salary of $250,000 for the first year and $300,000 for the second year. The agreement may be terminated upon 30 days notice by Mr. Braaten and at any time by the Company. In addition, in the event of a termination of Mr. Braaten's employment other than for failure to comply with Nevada gaming regulations, failure to perform his duties, medical incapacity or his arrest on a felony offense, Mr. Braaten will be entitled to receive a severance payment in the amount of $300,000 plus any pro rata bonus payment and unvested stock options to which he is entitled. Pursuant to the arrangement, the Company granted Mr. Braaten options to purchase 30,415 shares of Coast Resorts, Inc. for $100 per share. The option vested as to one-third of the shares on the grant date, January 1, 1999, and will vest with respect to half of the remaining shares, on each of the first and second anniversaries of the grant date.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         All of our outstanding capital stock is owned by our parent company, Coast Resorts, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         We maintain numerous racetrack dissemination contracts with Las Vegas Dissemination Company, Inc. ("LVD"). Michael J. Gaughan's son is the president and sole stockholder of LVD. LVD provides certain dissemination and pari-mutuel services to The Orleans, the Gold Coast and the Barbary Coast. LVD has been granted a license by the Nevada Gaming Authorities to disseminate live racing for those events and tracks for which it contracts and has been granted the exclusive right to disseminate all pari-mutuel services and race wire services in the State of Nevada. Under these dissemination contracts, we pay to LVD an average of 3% of the wagers accepted for races held at the racetracks covered by the respective contracts. We also pay to LVD a monthly fee for race wire services. For the fiscal years ended December 31, 1996, 1997 and 1998, we incurred expenses payable to LVD of approximately $889,000, $1.1 million and $3.1 million, respectively. The terms on which such services are provided are regulated by the Nevada Gaming Authorities.

         Tiberti Construction served as the general contractor for the original construction of the Gold Coast and for certain expansions thereof, and for the original construction of the Barbary Coast and all expansions thereof. Tiberti Construction was also the general contractor for the original construction of The Orleans, and the 1997 and 1999 expansions. J. Tito Tiberti owns approximately 6.4% of the outstanding common stock of Coast Resorts, and is a director, Vice President and Secretary of the Company and Coast Resorts. Mr. Tiberti is the president, a director and stockholder of, and together with his immediate family members, controls Tiberti Construction. For the years ended December 31, 1996, 1997 and 1998, we incurred expenses payable to Tiberti Construction of approximately $80.3 million, $26.2 million and $3.7 million, respectively.

         We have entered into a ground lease with The Tiberti Company, a Nevada general partnership, with respect to the real property on which The Orleans is located. Mr. Tiberti, a director of the Company and a director and stockholder of Coast Resorts, is the managing partner of The Tiberti Company. For the fiscal years ended December 31, 1996, 1997 and 1998, we paid rental expenses to The Tiberti Company of approximately $3.0 million, $2.1 million and $2.4 million, respectively.

         Michael J. Gaughan, Franklin Toti and Leo Lewis are the owners of LGT Advertising, which serves as our advertising agency. LGT Advertising purchases advertising for our casinos from third parties and passes any discounts directly through to us. LGT Advertising receives no compensation or profit for such activities, and invoices us for actual costs incurred. LGT Advertising uses our facilities and employees in rendering its services, but does not pay any compensation to us for such use. None of Messrs. Gaughan, Toti or Lewis receives any compensation from LGT Advertising. Advertising expenses amounted to approximately $3.8 million, $7.5 million and $6.0 million for the years ended December 31, 1996, 1997 and 1998, respectively.

         We have purchased certain of our equipment and inventory for our respective operations from RJS Inc., a Nevada corporation that is owned by Michael J. Gaughan's father and Steven Delmont, our restaurant manager. RJS invoices us for actual costs incurred. For the fiscal years ended December 31, 1996, 1997 and 1998, we incurred expenses payable to RJS of approximately $4.1 million, $1.4 million and $829,000, respectively.

         Michael J. Gaughan is the majority stockholder of Nevada Wallboards, Inc., a Nevada corporation ("Nevada Wallboards"), which prints wallboards and parlay cards for the use in our race and sports books. Mr. Gaughan receives no compensation from Nevada Wallboards. We expect to continue to purchase wallboards and parlay cards from Nevada Wallboards. For the fiscal years ended December 31, 1996, 1997 and 1998, we incurred expenses payable to Nevada Wallboards of approximately $145,000, $198,000 and $186,000, respectively.

         Charles Silverman, a director of the Company and Coast Resorts, is the president of Yates-Silverman, Inc., which served as the designer of The Orleans and is serving as the designer for the Suncoast. For the fiscal years ended December 31, 1996, 1997 and 1998, we incurred expenses payable to Yates-Silverman of $508,000, $177,000 and $500,000, respectively.

         The partnership that owned Barbary Coast prior to 1997 had from time to time borrowed funds from Exber, Inc., a Nevada corporation ("Exber") which owns the El Cortez Hotel & Casino. Exber is controlled by Jackie Gaughan, Michael J. Gaughan's father. Jackie Gaughan, Jr., Michael J. Gaughan's brother, serves on the Board of Directors of Exber. Irving Kenneth Epstein, a stockholder of Coast Resorts and Vice President of the Company, is a stockholder of Exber. Michael J. Gaughan has no ownership interest in Exber.

         In February 1991, the Barbary Coast Partnership borrowed $7.5 million from Exber, the proceeds of which were used to purchase slot machines and for working capital purposes. The Barbary Coast Partnership repaid all outstanding principal and interest on such indebtedness in January 1995. Also in January 1995, the Barbary Coast Partnership borrowed an additional $3.0 million from Exber (the "1995 Exber Loan"). The proceeds from the 1995 Exber Loan were used to purchase slot machines, to refinance approximately $465,000 outstanding under the 1991 indebtedness and for working capital purposes. As of December 31, 1996, nothing was owed to Exber, Inc. During the fiscal year ended December 31, 1996, we paid to Exber total principal of $1.3 million and interest of $37,000.

         In addition, Exber provided laundry services to the Gold Coast and the Barbary Coast. We terminated our laundry services contract with Exber effective October 31, 1996. During the fiscal year ended December 31, 1996, we incurred total expenses payable to Exber of approximately $864,000.

         In July 1995, the Barbary Coast Partnership borrowed an aggregate amount of $1.5 million from Michael J. Gaughan which is evidenced by demand promissory notes. The proceeds of the demand notes were used by the Barbary Coast Partnership for working capital purposes. The demand notes accrued interest at 6% per annum, commencing August 1, 1995, and were payable on demand. In the Reorganization, Coast Resorts assumed the demand notes in exchange for 14,118 shares of Coast Resorts common stock.

         From July 1991 through December 1996, we leased the main sign at the Barbary Coast from Desert Ltd., a Nevada general partnership. Michael J. Gaughan, J. Tito Tiberti and Franklin Toti own 50%, 25% and 25%, respectively, of Desert Ltd. The lease provided for monthly rental payments of $13,700 through July 1998. The lease also provided us with an option to purchase the sign at any time prior to the end of the lease term or within thirty days thereafter for a purchase price equal to its fair market value. We exercised the option to purchase the sign in December 1996 for $233,000. For the year ended December 31, 1996, we made rental payments to Desert Ltd. of approximately $164,000.

         The Company expects to promote The Orleans by advertising The Orleans name on a NASCAR race car operated by Brendan Gaughan on the Winston West Circuit. The Company expects to spend approximately $300,000 in connection with this promotion. Brendan Gaughan is the son of Michael J. Gaughan.

         The foregoing transactions are believed to have been on terms no less favorable to us than could have been obtained from unaffiliated third parties and were approved by a majority of our disinterested directors. Any future transactions between us and our officers, directors, principal stockholders or affiliates will be on terms no less favorable to us than may be obtained from unaffiliated third parties, and will be approved by a majority of our disinterested directors.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Financial Statements, Financial Statement Schedules and Exhibits

                                                                         Page
                                                                        -----
1.       Financial Statements Index                                      F-1

         See Index to Financial Statements on page F-1.

2.       Financial Statement Schedule Index:
         Schedule II - Valuation and Qualifying Accounts                 F-31

3.       Exhibits

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

***10.3  Form of Note (included in Exhibit 4.1)

***10.4  Note Guarantee of Coast Resorts, Inc.

***10.5  Note Guarantee of Coast West, Inc.

***10.6  Deed of Trust, Assignment of Rents, Leases and Security Agreement dated
         January 30, 1996 of Coast Hotels and Casinos, Inc.

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


                                                                                   Page
                                                                                   -----

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

  +10.25 10 7/8% First Mortgage Note due 2001, dated November 21, 1997

  +10.26 Indenture dated as of November 21, 1997 among Coast Hotels and Casinos,
         Inc., the Guarantors, and Firstar Bank of Minnesota, N.A., as Trustee

  +10.27 Note Guarantee of Coast Resorts, Inc.

  +10.28 Purchase Agreement dated November 21, 1997


  +10.29 Security Agreement dated November 21, 1997 (Coast Hotels and Casinos,
         Inc.)

  +10.30 Deed of Trust, Assignment of Rents, Leases and Security Agreement dated
         November 21, 1997

  +10.31 Stock Pledge and Security Agreement dated November 21, 1997 (Coast
         Resorts, Inc.)

  +10.32 Pari Passu Intercreditor Agreement dated November 21, 1997

   10.33 Master Security Agreement, dated as of October 24, 1996, by and between
         Coast Hotels and Casinos, Inc. and the CIT Group/Equipment Financing,
         Inc.

   10.34 Amendment No. 1, dated December 27, 1996, to Master Security Agreement dated as of October 24, 1996 by and between Coast Hotels and Casinos, Inc. And the CIT Group/Equipment Financing Inc.

   10.35 Agreement Between Owner and Contractor dated as of February 9, 1999, between Coast Resorts, Inc., as owner, and J.A. Tiberti Construction
         Co., Inc., as contractor

  *16    Letter re Change in Certifying Accountant

  *21    List of Subsidiaries of Coast Resorts, Inc.

--------------
* Previously filed as an exhibit to the Registrant's Form 10 General Form For Registration of Securities, as amended, originally filed on October 3, 1995 (the "Registration Statement").


** Previously filed as an exhibit to Amendment No. 2 to the Registration Statement, filed on January 12, 1996.

*** Previously filed as an exhibit to Coast Resorts' Annual Report on Form 10-K for the year ended December 31, 1995.


+ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


(b)      Reports on Form 8-K

         None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of Nevada, on March 5, 1999.



                                       COAST HOTELS AND CASINOS, INC.


                                       By:    /s/  MICHAEL J. GAUGHAN
                                          --------------------------------------
                                                   Michael J. Gaughan
                                                   Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                                       DATE
---------                             -----                                       ----


/s/   MICHAEL J. GAUGHAN              Chairman of the Board of Directors and      March 5, 1999
----------------------------------    Chief Executive Officer (Principal
Michael J. Gaughan                    Executive Officer) and Director


/s/   GAGE PARRISH                    Director and Chief Financial Officer        March 5, 1999
vz----------------------------------    (Principal Financial and Accounting
Gage Parrish                          Officer)


/s/   HARLAN D. BRAATEN               Director                                    March 5, 1999
----------------------------------
Harlan D. Braaten


/s/   JERRY HERBST                    Director                                    March 5, 1999
----------------------------------
Jerry Herbst


/s/   J. TITO TIBERTI                 Director                                    March 5, 1999
----------------------------------
J. Tito Tiberti


                                      Director                                    March __, 1999
----------------------------------
Charles Silverman


                                      Director                                    March __, 1999
----------------------------------
Michael Corrigan


                                      Director                                    March __, 1999
----------------------------------
Joseph A. Blasco


                                      Director and Vice President                 March __, 1999
----------------------------------      of Casino Operations
Franklin Toti

                          INDEX TO FINANCIAL STATEMENTS

                 COAST HOTELS AND CASINOS, INC. AND SUBSIDIARY

Report of Independent Accountants                                                   F-2

Consolidated Balance Sheets of Coast Hotels and Casinos, Inc., and Subsidiary as
        of December 31, 1997 and 1998                                               F-3

Statements of Operations of Coast Hotels and Casinos, Inc. and Subsidiary for
        the years ended December 31, 1996, 1997 and 1998                            F-4

Statements of Stockholder's Equity of Coast Hotels and Casinos, Inc. and
        Subsidiary for the years ended December 31, 1996, 1997 and 1998             F-5

Statements of Cash Flows of Coast Hotels and Casinos, Inc. and Subsidiary for
        the years ended December 31, 1996, 1997 and 1998                            F-6

Notes to Financial Statements                                                       F-7

                    COAST RESORTS, INC. (PARENT COMPANY ONLY)

Report of Independent Accountants                                                  F-24

Balance Sheets of Coast Resorts, Inc. (parent company only) as of December 31,
        1997 and 1998                                                              F-25

Statements of Operations of Coast Resorts, Inc. (parent company only) for the
        years ended December 31, 1996, 1997 and 1998                               F-26

Statements of Stockholders' Equity of Coast Resorts, Inc. (parent company only)
        for the years ended December 31, 1996, 1997 and 1998                       F-27

Statements of Cash Flows of Coast Resorts, Inc. (parent company only) for the
        years ended December 31, 1996, 1997 and 1998                               F-28

Notes to Financial Statements                                                      F-29

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Directors and Stockholder of
Coast Hotels and Casinos, Inc. and Subsidiary

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder's equity and cash flows present fairly, in all material respects, the financial position of Coast Hotels and Casinos, Inc. (a wholly owned subsidiary of Coast Resorts, Inc.) and Subsidiary at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

Las Vegas, Nevada
February 5, 1999, except for Note 15
as to which the date is March 4, 1999

                  COAST HOTELS AND CASINOS, INC. AND SUBSIDIARY
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             1997        1998
                                                                                           --------     --------
                                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..........................................................     $ 29,426     $ 41,595
  Accounts receivable, less allowance for doubtful
          accounts $194 (1997) and $594 (1998) .......................................        5,616        4,301
  Inventories ........................................................................        5,085        4,912
  Due from affiliates ................................................................        1,675           --
  Refundable income taxes ............................................................        1,772           --
  Prepaid expenses and other .........................................................       11,420        9,330
                                                                                           --------     --------
    TOTAL CURRENT ASSETS .............................................................       54,994       60,138
 PROPERTY AND EQUIPMENT, net .........................................................      305,420      301,252
 OTHER ASSETS ........................................................................        6,447        5,644
                                                                                           --------     --------
                                                                                           $366,861     $367,034
                                                                                           ========     ========
                                                LIABILITIES AND
                                             STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable ...................................................................     $  9,107     $  9,888
  Accrued liabilities ................................................................       27,651       25,338
  Due to affiliate ...................................................................           --        1,353
  Construction accounts payable ......................................................        2,491           --
  Current portion of long-term debt ..................................................        8,076        7,905
                                                                                           --------     --------
    TOTAL CURRENT LIABILITIES ........................................................       47,325       44,484
LONG-TERM DEBT, less current portion .................................................      207,173      199,954
DEFERRED INCOME TAXES ................................................................       10,063        6,654
DEFERRED RENT ........................................................................        4,954       13,024
                                                                                           --------     --------
    TOTAL LIABILITIES ................................................................      269,515      264,116
                                                                                           --------     --------

COMMITMENTS AND CONTINGENCIES ........................................................
STOCKHOLDER'S EQUITY:
  Common stock, $1.00 par value, 25,000 shares authorized,
    1,000 shares issued and outstanding ..............................................            1            1
  Additional paid-in capital .........................................................       95,858       86,903
  Retained earnings ..................................................................        1,487       16,014
                                                                                           --------     --------
    TOTAL STOCKHOLDER'S EQUITY .......................................................       97,346      102,918
                                                                                           --------     --------
                                                                                           $366,861     $367,034
                                                                                           ========     ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  COAST HOTELS AND CASINOS, INC. AND SUBSIDIARY
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)


                                                                                     1996            1997          1998
                                                                                   ---------      ---------      ---------
OPERATING REVENUES:
     Casino ..................................................................     $ 148,509      $ 211,026      $ 242,992
     Food and beverage .......................................................        39,517         61,724         66,503
     Hotel ...................................................................        14,700         28,095         28,443
     Other ...................................................................        10,635         19,994         26,421
                                                                                   ---------      ---------      ---------
        GROSS OPERATING REVENUES .............................................       213,361        320,839        364,359
     Less: promotional allowances ............................................       (17,374)       (26,956)       (31,996)
                                                                                   ---------      ---------      ---------
        NET OPERATING REVENUES ...............................................       195,987        293,883        332,363
                                                                                   ---------      ---------      ---------

OPERATING EXPENSES:
     Casino ..................................................................        74,169        114,932        127,512
     Food and beverage .......................................................        31,680         50,129         47,278
     Hotel ...................................................................         7,428         12,623         11,856
     Other ...................................................................         8,351         19,516         22,458
     General and administrative ..............................................        37,992         54,351         55,879
     Pre-opening expenses ....................................................         7,125             --             --
     Land lease ..............................................................            --          2,100          3,190
     Deferred (non-cash) rent ................................................            --          2,378          3,198
     Depreciation and amortization ...........................................         7,883         18,278         20,607
                                                                                   ---------      ---------      ---------
        TOTAL OPERATING EXPENSES .............................................       174,628        274,307        291,978
                                                                                   ---------      ---------      ---------
        OPERATING INCOME .....................................................        21,359         19,576         40,385
                                                                                   ---------      ---------      ---------

OTHER INCOME (EXPENSES):
     Interest expense:
        Related parties ......................................................          (160)          (148)            --
        Other ................................................................       (22,076)       (26,194)       (27,323)
     Interest income .........................................................         4,791             98            695
     Interest capitalized ....................................................         7,464          1,016             58
     Gain on disposal of equipment ...........................................            58            919            168
                                                                                   ---------      ---------      ---------
        TOTAL OTHER INCOME (EXPENSES) ........................................        (9,923)       (24,309)       (26,402)
                                                                                   ---------      ---------      ---------
NET INCOME (LOSS) BEFORE INCOME TAXES ........................................        11,436         (4,733)        13,983
PROVISION (BENEFIT) FOR INCOME TAXES .........................................         6,617         (1,401)         5,225
                                                                                   ---------      ---------      ---------
NET INCOME (LOSS) ............................................................     $   4,819      $  (3,332)     $   8,758
                                                                                   =========      =========      =========
UNAUDITED PRO FORMA DATA (reflecting reorganization and change in tax status):
     Provision (benefit) for income taxes ....................................         4,117
                                                                                   ---------
     Net income (loss) .......................................................     $   7,319
                                                                                   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  COAST HOTELS AND CASINOS, INC. AND SUBSIDIARY
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)


                                                    COMMON STOCK                          UNREALIZED
                                               ----------------------    ADDITIONAL         GAINS     RETAINED
                                                SHARES        AMOUNT   PAID-IN CAPITAL     (LOSSES)   EARNINGS      TOTAL
                                               --------      --------  ---------------    ----------  --------     --------
Balances at December 31, 1995 ............        1,000         $ 1        $ 38,239          $ --     $  5,094     $ 43,334
  Exchange by Coast Resorts, Inc. of
    notes payable for common stock .......                                   52,525                                  52,525
  Reclassification of undistributed
    earnings to additional paid-in capital
    upon termination of partnership
    status ...............................                                    5,094                     (5,094)          --
  Net income .............................                                                               4,819        4,819
                                               --------         ---        --------          ----     --------     --------
Balances at December 31, 1996 ............        1,000           1          95,858            --        4,819      100,678
  Net loss ...............................                                                              (3,332)      (3,332)
                                               --------         ---        --------          ----     --------     --------
Balances at December 31, 1997 ............        1,000           1          95,858            --        1,487       97,346
  Transfer of Coast West, Inc. to the
    Company by Coast Resorts, Inc. .......                                   (8,955)                     5,769       (3,186)
  Net income .............................                                                               8,758        8,758
                                               --------         ---        --------          ----     --------     --------
Balances at December 31, 1998 ............        1,000         $ 1        $ 86,903          $ --     $ 16,014     $102,918
                                               ========         ===        ========          ====     ========     ========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  COAST HOTELS AND CASINOS, INC. AND SUBSIDIARY
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)


                                                                          1996        1997         1998
                                                                       ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) .............................................   $   4,819    $  (3,332)   $   8,758
                                                                       ---------    ---------    ---------
     ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
        CASH PROVIDED BY OPERATING ACTIVITIES:
           Depreciation and amortization ...........................       7,883       18,278       20,607
           Provision for bad debts .................................       2,153        1,935        1,490
           Gain on disposal of equipment ...........................         (58)        (919)        (168)
           Deferred rent ...........................................        --          2,378        3,198
           Deferred income taxes ...................................       4,162          789          876
           Amortization of original issue discount .................         497          616          706
                 (Increase) decrease in operating assets:
           Accounts receivable .....................................      (1,608)      (1,773)         915
                 Refundable income taxes ...........................        (645)      (1,127)       1,772
                 Inventories .......................................      (2,286)       1,279          173
                 Prepaid expenses and other assets .................      (1,395)      (1,493)       2,463
           Increase (decrease) in operating liabilities:
                 Accounts payable ..................................       4,307       (2,727)         781
                 Accrued liabilities ...............................       9,204        2,142       (2,313)
                                                                       ---------    ---------    ---------
                 TOTAL ADJUSTMENTS .................................      22,214       19,378       30,500
                                                                       ---------    ---------    ---------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES .........      27,033       16,046       39,258
                                                                       ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net of amounts in accounts payable ......    (125,722)     (57,736)     (15,492)
     Proceeds from sale of equipment ...............................          20        1,070          168
                                                                       ---------    ---------    ---------
                 NET CASH USED IN INVESTING ACTIVITIES .............    (125,702)     (56,666)     (15,324)
                                                                       ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings under bank lines of credit ...........       1,045         --           --
     Principal payments on bank lines of credit ....................     (29,200)        --           --
     Proceeds from issuance of long-term debt, net of  discounts and
         commissions ...............................................     179,570       19,569         --
     Principal payments on long-term debt ..........................      (1,826)      (7,913)      (8,097)
     Advances to affiliates ........................................      (2,568)      (3,165)      (3,668)
     Payments for debt issue costs .................................      (1,336)        --           --
                                                                       ---------    ---------    ---------
                 NET CASH PROVIDED BY (USED IN) FINANCING
                 ACTIVITIES ........................................     145,685        8,491      (11,765)
                                                                       ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............      47,016      (32,129)      12,169
CASH AND CASH EQUIVALENTS, at beginning of year ....................      14,539       61,555       29,426
                                                                       ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, at end of year ..........................   $  61,555    $  29,426    $  41,595
                                                                       =========    =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  COAST HOTELS AND CASINOS, INC. AND SUBSIDIARY
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BACKGROUND INFORMATION AND BASIS OF PRESENTATION

Background Information

        Coast Hotels and Casinos, Inc. (the "Company ") is a Nevada corporation and a wholly owned subsidiary of Coast Resorts, Inc. ( "Coast Resorts "), which is also a Nevada corporation. The Company was formed in September 1995 and owns and operates the following hotel-casinos in Las Vegas, Nevada:

        - Gold Coast Hotel and Casino, which is located approximately one mile west of the Las Vegas Strip on Flamingo Road.

        -       Barbary Coast Hotel and Casino, which is located on the Las
                Vegas Strip.

        - The Orleans Hotel and Casino, which is located approximately one mile west of the Las Vegas Strip on Tropicana Avenue. The Orleans opened for business on December 18, 1996.

        Prior to the Reorganization described below, the Gold Coast Hotel and Casino and the Barbary Coast Hotel and Casino had previously been operated independently by Gold Coast Hotel and Casino, a Nevada limited partnership organized in 1986 ("Gold Coast"), and Barbary Coast Hotel and Casino, a Nevada partnership organized in 1979 ("Barbary Coast").

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

        Concurrently with the exchange of the partners' interests in the Predecessor Partnerships and the merger of Gaughan-Herbst, Inc. into Coast Resorts, Coast Resorts became the sole partner of each of the Predecessor Partnerships, and each Predecessor Partnership dissolved and terminated. Immediately upon the dissolution and termination, all of the assets and liabilities of the Predecessor Partnerships became the assets and liabilities of Coast Resorts. Coast Resorts immediately contributed to the Company all of the assets of the Predecessor Partnerships other than those relating to a certain ground lease (the "Coast West Lease"), which Coast Resorts contributed to Coast West Inc., another wholly-owned subsidiary of Coast Resorts ("Coast West"). In addition, the Company assumed, jointly and severally with Coast Resorts, all of the liabilities of the Predecessor Partnerships other than (i) obligations under a portion of subordinated notes payable to former partners and $1,500,000 principal amount of demand notes payable to a related party which were retained by Coast Resorts and were exchanged for shares of Coast Resorts Common Stock (as defined below), and (ii) those liabilities incident to the Coast West Lease, and Coast West assumed, jointly and severally with Coast Resorts, all of the liabilities of the Predecessor Partnerships incident to the Coast West Lease.

                  COAST HOTELS AND CASINOS, INC. AND SUBSIDIARY
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--BACKGROUND INFORMATION AND BASIS OF PRESENTATION--(CONTINUED)

Background Information--(Continued)

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

        As a result of the Reorganization, the former partners of the Predecessor Partnerships (or their principals) immediately following the Reorganization owned all of the issued and outstanding shares of common stock of Coast Resorts, Coast Resorts owned all of the issued and outstanding common stock of the Company and Coast West, and the Company and Coast West owned and had assumed in the aggregate all of the assets and liabilities of the Predecessor Partnerships (other than the Exchange Liabilities that were exchanged for Coast Resorts Common Stock).

        As further described in Note 9, on July 21, 1998, Coast Resorts contributed the common stock of Coast West to the Company, as a result of which Coast West became a wholly owned subsidiary of the Company.

Basis of Presentation

        Gold Coast and Barbary Coast historically operated under a high degree of common control. The former Managing General Partner of Gold Coast was also the Managing General Partner of Barbary Coast. Due to the common control of Gold Coast and Barbary Coast and the continuation of ownership by the former partners, the Reorganization was accounted for as a reorganization of entities under common control. Accordingly, the financial statements of the Company reflect the Reorganization in a manner similar to a pooling of interests.

        The consolidated financial statements include the accounts of the Company and, from July 21, 1998 through December 31, 1998, its subsidiary Coast West. All intercompany balances and transactions have been eliminated.

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

                  COAST HOTELS AND CASINOS, INC. AND SUBSIDIARY
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

        During construction, the Company capitalizes interest and other direct and indirect development costs. Interest is capitalized monthly by applying the effective interest rate on certain borrowings to the average balance of expenditures. The interest that was capitalized was $7,464,000 (1996), $1,016,000 (1997) and $58,000 (1998).

Pre-opening and Related Promotional Expense

        Costs associated with the opening of new hotel-casinos or major additions to an existing hotel-casino, including personnel, training, certain marketing and other costs, are capitalized and charged to expense over management's estimate of the period of economic benefit associated with such costs. Management believes that such period, with respect to major hotel-casinos, is within one fiscal quarter of the date of opening. Effective January 1, 1999, pre-opening costs are expensed as incurred. There were no capitalized pre-opening costs at December 31, 1997 or 1998.

Valuation of Long-Lived Assets

        Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances warrant such a review. The carrying value of a long-lived or intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.

Advertising Costs

        Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising costs consist primarily of mailing costs associated with direct mail programs. Capitalized advertising costs were immaterial at December 31, 1997 and 1998. Advertising expense was approximately $3.8 million, $7.5 million, and $6.0 million for the years ended December 31, 1996, 1997 and 1998, respectively.

Casino Revenue

        In accordance with common industry practice, the Company recognizes as casino revenue the net win from gaming activities, which is the difference between amounts wagered and amounts paid to winning patrons.

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

                  COAST HOTELS AND CASINOS, INC. AND SUBSIDIARY
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

Promotional Allowances

        The retail value of hotel accommodations and food and beverage items provided to customers without charge is included in gross revenues and then deducted as promotional allowances, to arrive at net revenues. The estimated cost of providing these complimentary services is as follows for the years ended December 31, 1996, 1997 and 1998:


                                              DECEMBER 31,
                                       ---------------------------
                                        1996      1997      1998
                                       -------   -------   -------
                                              (IN THOUSANDS)
Hotel ..............................   $ 1,804   $ 2,023   $ 2,497

Food and beverage ..................    14,725    23,187    25,552
                                       -------   -------   -------
Total cost of promotional allowances   $16,529   $25,210   $28,049
                                       =======   =======   =======


        The cost of promotional allowances has been allocated to expense as follows for the years ended December 31, 1996, 1997 and 1998:


                           DECEMBER 31,
                   ---------------------------
                    1996      1997      1998
                   -------   -------   -------
                         (IN THOUSANDS)
Casino..........   $15,361   $22,280   $25,290

Other..........      1,168     2,930     2,759
                   -------   -------   -------
                   $16,529   $25,210   $28,049
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

                  COAST HOTELS AND CASINOS, INC. AND SUBSIDIARY
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

Income taxes--(Continued)

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

Cash and Cash Equivalents

        The Company considers all highly liquid investments with a remaining maturity at acquisition of three months or less to be cash equivalents. Cash in excess of daily requirements is typically invested in U.S. Government-backed repurchase agreements with maturities of 30 days or less. Such investments are generally made with major financial institutions having a high credit rating. At times, the Company's cash deposited in financial institutions may be in excess of federally insured limits. These instruments are stated at cost, which approximates fair value because of their short maturity.

Short-term Investments

        Short-term investments purchased with an original maturity of over three months but less than one year are stated at cost, which approximates fair value because of their short maturity. There were no short-term investments at December 31, 1997 or 1998.

Concentration of Credit Risk

        The Company extends credit to patrons after background checks and investigations of creditworthiness and does not require collateral. The Company has a concentration of credit risk in Southern Nevada. The Company records provisions for potential credit losses and such losses have been within management's expectations. Management believes that as of December 31, 1998, no significant concentration of credit risk exists for which an allowance has not already been determined and recorded.

Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                  COAST HOTELS AND CASINOS, INC. AND SUBSIDIARY
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

Stock Options

        The Financial Accounting Standards Board has issued Statement No. 123, "Accounting for Stock-Based compensation" ("SFAS" No. 123"). This Statement defines a fair value based method of accounting for an employee stock option in which companies account for stock options by recognizing, as compensation expense in the statement of operations, the fair value of stock options granted over the vesting period of the option. The statement also permits companies to continue accounting for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has elected to account for stock options under APB No. 25 and will disclose the pro forma impact on net income and earning per share as if the Company had used the fair value method recommended by SFAS No. 123.

Reclassifications

        Certain amounts in the 1996 and 1997 financial statements have been reclassified to conform with the 1998 presentation.

NOTE 3--PROPERTY AND EQUIPMENT

        Major classes of property and equipment consist of the following as of December 31, 1997 and 1998:


                                     DECEMBER 31,
                                ----------------------
                                   1997         1998
                                ---------    ---------
                                   (IN THOUSANDS)
Building ....................   $ 232,661    $ 233,570

Furniture and fixtures ......     139,022      146,175
                                ---------    ---------

                                  371,683      379,745

Less accumulated depreciation     (81,733)    (100,369)
                                ---------    ---------

                                  289,950      279,376

Land ........................      15,232       15,232

Construction in progress ....         238        6,644
                                ---------    ---------

Net property and equipment ..   $ 305,420    $ 301,252
                                =========    =========


NOTE 4--LEASES

        The Barbary Coast building is located on land which is leased. The lease term runs through May 2003 with a purchase option and two 30 year renewal options. In addition, the parking lot adjacent to the building is being leased under a 10 year lease which runs through December 2003. Annual rental payments under these leases total $300,000.

                  COAST HOTELS AND CASINOS, INC. AND SUBSIDIARY
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4--LEASES--(CONTINUED)

        During December 1995, the Company entered into a ground lease for the land underlying the Orleans. The land is owned by The Tiberti Company, a Nevada general partnership, of which a stockholder of Coast Resorts is the managing partner. The stockholder is also the president and a director and stockholder of the general contractor for the construction of the Orleans, as more fully described in Note 10. The lease provides for an initial term of fifty years with a twenty-five year renewal option and includes a purchase option, exercisable by the Company, at fair market value during the twentieth and twenty-first years of the lease. Lease payments range from $175,000 to $250,000 per month during the first sixteen years of the lease increasing by 3% per annum thereafter. The total amount of the base rent payments on the Orleans lease is being charged to expense on the straight-line method over the term of the lease. The Company has recorded deferred rent to reflect the excess of rent expense over cash payments since the inception of the lease.

        The Coast West lease was entered into in September 1995 for a parcel of land located in the western area of Las Vegas to be used for future development opportunities. The Coast West Lease term runs through December 31, 2055, with three 10-year renewal options. Monthly payments started at $166,667 for the year ended December 31, 1995. Thereafter, the monthly rent increases by the amount of $5,000 in January of each year. The lease includes a put option exercisable by the landlord requiring the purchase of the land at fair market value at the end of the 20th through 24th years of the lease, provided that the purchase price shall not be less than ten times, nor more than fifteen times, the annual rent at such time. Based on the terms of the lease, the potential purchase price commitment ranges from approximately $31,000,000 to approximately $51,000,000 in the years 2014 through 2018. The total amount of the base rent payments on the Coast West Lease are being charged to expense on the straight-line method over the term of the lease. The Company has recorded deferred rent to reflect the excess of rent expense over cash payments since the inception of the lease.

Future Minimum Lease Payments

        The following is an annual schedule of future minimum cash lease payments required under operating leases that have initial or remaining noncancelable terms in excess of one year as of December 31, 1998:

                    OPERATING LEASES

YEAR ENDING DECEMBER 31,                    PAYMENTS
------------------------                 --------------
                                         (IN THOUSANDS)
1999 ..................................    $  4,890

2000 ..................................       5,000

2001 ..................................       5,060

2002 ..................................       5,370

2003 ..................................       5,480

Later years ...........................     420,657
                                           --------
Total minimum lease payments...........    $446,457
                                           ========

                  COAST HOTELS AND CASINOS, INC. AND SUBSIDIARY
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4--LEASES--(CONTINUED)

Rent Expense

        Rent expense for the years ended December 31, 1996, 1997 and 1998 is as follows:


                                        DECEMBER 31,
                           --------------------------------------
                            1996            1997            1998
                           ------          ------          ------
                                      (IN THOUSANDS)
Occupancy rentals.......   $4,777          $4,777          $6,688
                           ------          ------          ------
Other equipment.........      414             900             115
                           ------          ------          ------
                           $5,191          $5,677          $6,803
                           ======          ======          ======


NOTE 5--ACCRUED LIABILITIES

        Major classes of accrued liabilities consist of the following as of December 31, 1997 and 1998:


                                                    DECEMBER 31,
                                              ------------------------
                                                1997            1998
                                              -------          -------
                                                   (IN THOUSANDS)
Slot club liability ......................    $ 6,475          $ 7,548

Compensation and benefits ................      8,177            7,318

Progressive jackpot payouts ..............      4,101            4,511

Customer deposits and unpaid winners......      5,069            3,003

Deferred sports book revenue .............        871              914

Taxes ....................................      1,046              575

Accrued interest expense .................      1,354            1,207

Other ....................................        558              262
                                              -------          -------
                                              $27,651          $25,338
                                              =======          =======

                  COAST HOTELS AND CASINOS, INC. AND SUBSIDIARY
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6--LONG-TERM DEBT

Long-term debt consists of the following as of December 31, 1997 and 1998:                                  DECEMBER 31,
                                                                                               -------------------------------------
                                                                                                   1997                      1998
                                                                                               ------------              -----------
                                                                                                           (IN THOUSANDS)
Related parties:

7.5% notes, payable in monthly installments of interest only, with all principal and any unpaid interest due December 31, 2001. The notes are uncollateralized and are payable to the former partners of Barbary Coast and Gold Coast.
Approximately $51,025,000 of the notes were exchanged for Coast Resorts Common
Stock on January 16, 1996 as more fully described in Note 1..............................      $      1,975              $     1,975

Non-related parties:

13% First Mortgage Notes due December 15, 2002, with interest payable semiannually on June 15 and December 15, net of original issue discount of
$4,677,000 in 1997 and $3,971,000 in 1998................................................           170,323                  171,029

10 7/8% First Mortgage Notes due November 1, 2001, with interest payable
quarterly on March 15, June 15, September 15 and December 15.............................            16,800                   16,800

9.19% note payable, payable in 60 monthly installments of approximately
$750,000, including principal and interest, collateralized by certain gaming and
other equipment..........................................................................            22,481                   14,987

8.6% note due August 11, 2007, payable in monthly installments of $26,667 principal plus interest on remaining principal balance, collateralized by 1980
Hawker aircraft..........................................................................             3,067                    2,773

Other notes payable .....................................................................               603                      295
                                                                                               ------------              -----------
                                                                                                    215,249                  207,859
Less: current portion....................................................................             8,076                    7,905
                                                                                               ------------              -----------
                                                                                               $    207,173              $   199,954
                                                                                               ============              ===========


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

                  COAST HOTELS AND CASINOS, INC. AND SUBSIDIARY
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6--LONG-TERM DEBT--(CONTINUED)

        The 13% First Mortgage Notes are redeemable at the option of the Company at 106.50% and 103.25% of the principal amount thereof during the twelve month periods beginning December 15, 2000 and 2001, respectively. In addition, on or before December 15, 1998, the Company was entitled to redeem up to $57.25 million aggregate principal amount of 13% First Mortgage Notes at 110% of the principal amount thereof with the net proceeds of a public offering of Coast Resorts Common Stock subject to certain limitations as outlined in the indenture governing the 13% First Mortgage Notes (the "Indenture").

        Pursuant to the terms of the Indenture, in December 1996 the Company incurred approximately $30 million of equipment financing for The Orleans. In August 1997, the Company incurred an additional $3.2 million in equipment financing. At December 31, 1997 and 1998, outstanding equipment financing totaled approximately $25.5 million and $17.8 million, respectively.

        The Indenture contains covenants that, among other things, limit the ability of the Company to pay dividends or make advances to Coast Resorts, repay existing indebtedness, incur additional indebtedness, or sell material assets, as defined in the Indenture. Additionally, pursuant to the Indenture, if on July 20, 1998 (the twentieth day of the month following the first month in which The Orleans has been operating for 18 months), the Fixed Charge Coverage Ratio (as defined in the Indenture) of the Company for the most recently ended four full fiscal quarters was less than 1.5 to 1, the Company would have been required to consummate an asset sale of the Barbary Coast within one year. The proceeds from such asset sale would be required to be used by the Company to repurchase Notes at a price equal to 101% of the principal amount of such Notes. As of June 30, 1998, the measurement date, the Fixed Charge Coverage Ratio was in excess of 1.5 to 1.

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

                  COAST HOTELS AND CASINOS, INC. AND SUBSIDIARY
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6--LONG-TERM DEBT--(CONTINUED)

        Maturities on long-term debt are as follows:

YEAR ENDING DECEMBER 31,           MATURITIES
                                 --------------
                                 (IN THOUSANDS)
1999 .....................          $  7,905

2000 .....................             7,918

2001 .....................            19,150

2002 .....................           175,323

2003 .....................               323

Thereafter................             1,211
                                    --------
                                    $211,830
                                    ========



NOTE 7--INCOME TAXES AND PRO FORMA DATA

        As discussed in Note 1, prior to the Reorganization, the Company operated as individual partnerships which did not pay federal income taxes. Effective January 1, 1996, the Company adopted SFAS 109. The adoption of SFAS 109 resulted in the recognition in the 1996 financial statements of net deferred tax liabilities and a corresponding charge to earnings through the income tax provision of approximately $2,500,000. Had the Companies been taxed as C Corporations since formation, the income tax provision and net income for the year ended December 31, 1996 would have been $4,117,000 and $7,319,000, respectively.

        The components of the income tax provision (benefit) for the years ended December 31, 1996, 1997 and 1998 were as follows:


                                  DECEMBER 31,
                  -------------------------------------------
                   1996               1997              1998
                  -------           -------           -------
Federal:                        (IN THOUSANDS)
Current           $ 2,454           $(2,189)          $ 4,349
Deferred            4,163               788               876
                  -------           -------           -------
                  $ 6,617           $(1,401)          $ 5,225
                  =======           =======           =======

                  COAST HOTELS AND CASINOS, INC. AND SUBSIDIARY
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7--INCOME TAXES AND PRO FORMA DATA--(CONTINUED)

        The income tax provision (benefit) for the years ended December 31, 1996, 1997 and 1998 differs from that computed at the federal statutory corporate tax rate as follows:


                                                      DECEMBER 31,
                                           ----------------------------------
                                           1996        1997              1998
                                           ----        -----             ----
Federal statutory rate ........            34.0%       (34.0)%           35.0%
Establishment of deferred taxes            21.0%          --              --
Other .........................             2.0%         4.4 %            2.4%
                                           ----        -----             ----
     Effective tax rate .......            57.0%       (29.6)%           37.4%
                                           ====        =====             ====


        The tax effects of significant temporary differences representing net deferred tax assets and liabilities at December 31, 1997 and 1998 are as follows:


                                                           DECEMBER 31,
                                                  ---------------------------
                                                    1997              1998
                                                  --------           --------
                                                         (IN THOUSANDS)
Deferred tax assets:
   Current:
      Accrued vacation .................          $    565           $    810
      Allowance for doubtful accounts ..             2,893                286
      Accrued slot club points .........               902                444
      Progressive liabilities ..........             1,025              1,103
      Accrued medical and other benefits               131                202
      Tax credits ......................             1,299                 --
      NOL carryforward .................               273                 --
      Other ............................                42                 --
                                                  --------           --------
           Total current ...............             7,130              2,845
                                                  --------           --------
   Non-current:
      FICA, alternative minimum tax
          and other tax credits ........                --              2,195
      Deferred rent ....................             1,734              4,688
                                                  --------           --------
          Total non-current ............             1,734              6,883
                                                  --------           --------
Total deferred tax assets ..............             8,864              9,728
                                                  --------           --------
Deferred tax liabilities:
   Non-current:
      Property, plant and equipment ....           (11,797)           (13,537)
                                                  --------           --------
          Total deferred tax liabilities           (11,797)           (13,537)
                                                  --------           --------
Net deferred tax liability .............          $ (2,933)          $ (3,809)
                                                  ========           ========

                  COAST HOTELS AND CASINOS, INC. AND SUBSIDIARY
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8--FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following estimated fair values of the Company's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying amounts and estimated fair values of the Company's other financial instruments at December 31, 1998 are as follows:


                                             Carrying            Fair
                                              Amount             Value
                                             --------          --------
                                                   (in thousands)
Liabilities:
  Current portion of long-term debt          $  7,905          $  7,905
                                             ========          ========

  13% First Mortgage Notes                   $171,029          $196,000
                                             ========          ========

  10 7/8% First Mortgage Notes               $ 16,800          $ 19,328
                                             ========          ========

  Other long-term debt                       $ 12,125          $ 10,789
                                             ========          ========



        The methods and assumptions are summarized as follows:

        For current portion of long-term debt, the carrying amount approximates fair value due to the short-term nature of such debt. The fair value of the 13% First Mortgage Notes was determined based upon market quotes. The fair value of the 10 7/8% First Mortgage Notes was determined using the make-whole premium as defined in the associated indenture. For all other long-term debt, the fair value is estimated using a discounted cash flow analysis, based on the incremental borrowing rates currently available to the Company for debt with similar terms and maturity.

                  COAST HOTELS AND CASINOS, INC. AND SUBSIDIARY
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9--COAST WEST, INC.

        The Company had agreed to provide advances to Coast West sufficient to make payments on the Coast West Lease and other obligations, including project development and site improvement. The Indenture limited the amount outstanding under advances to Coast West to $8.0 million unless Coast West became a subsidiary of the Company. Based on the cash requirements of Coast West for lease payments and anticipated development costs, it was likely that by September 1998 Coast West would require cash from the Company that, when added to the outstanding advances from the Company, would exceed $8.0 million. On July 21, 1998, Coast Resorts contributed the capital stock of Coast West to the Company, as a result of which Coast West became a wholly owned subsidiary of the Company. Coast West remains a guarantor of the 13% First Mortgage Notes. Pursuant to the terms of the Indenture, the Company may make advances to its wholly owned subsidiaries without limit.

        As of the date of the stock transfer, Coast West had total assets of $3,615,000, total liabilities of $12,570,000 (which includes $7,699,000 due to the Company and $4,871,000 of deferred rent), and an accumulated deficit of $8,955,000. The Company had recorded an allowance for doubtful accounts in connection with advances provided to Coast West for lease payments. On the date of the stock transfer, the total allowance for bad debt expense recorded by the Company in relation to those advances was $5,769,000. Upon the transfer of Coast West stock, the Company wrote off this allowance for doubtful accounts to retained earnings and recorded the assumption of the $8,955,000 of net liabilities of Coast West as a decrease in additional paid-in capital.


NOTE 10--RELATED PARTY TRANSACTIONS

        The Company's advertising services are provided by LGT Advertising, a company owned by several stockholders of Coast Resorts. LGT purchases advertising for the company from third parties and passes along any discounts they receive. LGT and its owners receive no compensation or profit for these services, as the Company is invoiced for actual costs incurred. Advertising expense amounted to approximately $3.8 million, $7.5 million and $6.0 million for the years ended December 31, 1996, 1997 and 1998, respectively.

        The Company received laundry services from Exber, Inc. (dba El Cortez Hotel & Casino). A major stockholder-officer of Exber, Inc. is the father of a major stockholder of Coast Resorts and a director and officer of the Company. Laundry expense payable to Exber, Inc. was approximately $864,000 for the year ended December 31, 1996. The Company discontinued its laundry service from Exber, Inc. in October 1996.

        The Company purchases certain of its equipment and inventory for its operations from RJS, a company owned by the father of a major stockholder and director of Coast Resorts and a director and officer of the Company and the Company's restaurant manager. RJS invoices the Company based on actual costs incurred. For the fiscal years ended December 31, 1996, 1997 and 1998, the Company incurred expenses payable to RJS of approximately $4.1 million, $1.4 million and $829,000, respectively.

        The Company purchases wallboards and parlay cards for its race and sports books from Nevada Wallboards, Inc. A major stockholder and director of Coast Resorts and a director and officer of the Company is the majority stockholder of Nevada Wallboards, Inc. For the fiscal years ended December 31, 1996, 1997 and 1998, the Company incurred expenses payable to Nevada Wallboards of approximately $145,000, $198,000 and $186,000, respectively.

                  COAST HOTELS AND CASINOS, INC. AND SUBSIDIARY
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10--RELATED PARTY TRANSACTIONS--(CONTINUED)

        A director of the Company is the president and sole stockholder of Yates-Silverman, Inc. which was retained by the Company as the designer of The Orleans and the Coast West project. For the fiscal years ended December 31, 1996, 1997 and 1998, the Company incurred expenses payable to Yates-Silverman of approximately $508,000, $177,000 and $500,000, respectively.

        The Company maintains numerous racetrack dissemination contracts with Las Vegas Dissemination, Inc. ("LVD"). The son of a major stockholder and director of Coast Resorts and a director and officer of the company is the president and sole shareholder of LVD. LVD has been granted a license by the Nevada gaming authorities to disseminate live racing for those events and tracks for which it contracts and has been granted the exclusive right to disseminate all pari-mutuel services and race wire services in the State of Nevada. Under these dissemination contracts, the Company pays to LVD an amount based on the wagers accepted for races held at the racetracks covered by the respective contracts. The Company also pays to LVD a monthly fee for race wire services. For the fiscal years ended December 31, 1996, 1997 and 1998, the Company incurred expenses payable to LVD of approximately $889,000, $1.1 million and $3.1 million, respectively.

        J.A. Tiberti Construction Company ("Tiberti Construction") has served as the general contractor for the original construction of the Gold Coast and for certain expansions thereof, for the original construction of the Barbary Coast and all expansions thereof and for the original construction and Phase II expansion of The Orleans. The president of Tiberti Construction is a stockholder and director of Coast Resorts and a director of the Company. For the years ended December 31, 1996, 1997 and 1998, the Company paid approximately $80.3 million, $26.2 million and $3.7 million, respectively, to Tiberti Construction in connection with such construction services.

        As more fully described in Note 4, the Company is a party to a ground lease with The Tiberti Company with respect to the land underlying The Orleans. The president of The Tiberti Company is a director and stockholder of Coast Resorts. Amounts paid to the Tiberti Company with respect to the lease were $3.0 million, $2.1 million and $2.4 million for the years ended December 31, 1996, 1997 and 1998, respectively.


NOTE 11-- BENEFIT PLANS

401(k) Plans

        The Company offers separate defined contribution 401(k) plans for eligible employees. During 1996, previously separate plans of the Gold Coast and the Barbary Coast were consolidated into one plan. All employees of the Gold Coast and The Orleans, and all employees of the Barbary Coast not covered by a collective bargaining agreement, are eligible to participate. The employees may elect to defer up to 15% of their yearly compensation, subject to statutory limits. The Company makes matching contributions of 50% of the first 6% of the employees' contribution. Contribution expense was $1,176,000, $842,000 and $1,252,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

Defined Benefit Plan

        Certain employees at the Barbary Coast are covered by a union-sponsored, collectively bargained, multi-employer, defined benefit pension plan. The Barbary Coast contributed $274,000, $313,000 and $308,000 during the years ended December 31, 1996, 1997 and 1998, respectively, to the plan. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked.

                  COAST HOTELS AND CASINOS, INC. AND SUBSIDIARY
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11-- BENEFIT PLANS--(CONTINUED)

Stock Compensation Plan

        In December 1996, the Board of Directors of Coast Resorts adopted the 1996 Stock Incentive Plan (the "Plan") which authorizes the issuance of (i) shares of Coast Resorts Common Stock or any other class of security of Coast Resorts which is convertible into shares of Coast Resorts Common Stock or (ii) a right or interest with an exercise or conversion privilege at a price related to Coast Resorts Common Stock or with a value derived from the value of such common stock. Awards under the Plan are not restricted to any specified form or structure and may include, without limitation, sales or bonuses of stock, restricted stock, stock options, reload stock options, stock purchase warrants, other rights to acquire stock, securities convertible into or redeemable for stock, stock appreciation rights, limited stock appreciation rights, phantom stock, dividend equivalents, performance units or performance shares. Officers, key employees, directors (whether employee directors or non-employee directors) and consultants of Coast Resorts and its subsidiaries are eligible to participate in the Plan.

        Under the terms of the Plan, the aggregate number of shares issued and issuable pursuant to all awards (including all incentive stock options) granted under the Plan shall not exceed 220,000 at any time. In addition, the aggregate number of shares subject to awards granted during any calendar year to any one eligible person (including the number of shares involved in awards having a value derived from the value of shares) shall not exceed 40,000.

        No awards shall be made under the Plan after the tenth anniversary of the adoption of the Plan. Although shares may be issued after the tenth anniversary of the adoption of the Plan pursuant to awards made prior to such date, no shares shall be issued under the Plan after the twentieth anniversary of adoption of the Plan. As of December 31, 1998, no awards have been made under the Plan.

NOTE 12--SUPPLEMENTAL CASH FLOWS INFORMATION

           For the years ended December 31, 1996, 1997 and 1998 supplemental cash flows information amounts are as follows:

                                                                                                             DECEMBER 31,
                                                                                                  ----------------------------------
                                                                                                    1996        1997          1998
                                                                                                  -------      -------      --------
                                                                                                           (IN THOUSANDS)
Interest paid ................................................................................    $21,607      $25,488      $ 26,764
                                                                                                  =======      =======      ========
Income taxes paid ............................................................................    $ 3,100      $  --        $  2,300
                                                                                                  =======      =======      ========
Supplemental schedule of non-cash investing and financing activities:
Property and equipment acquisitions included in
          accounts payable or financed through notes payable .................................    $38,918      $ 2,491      $   --
                                                                                                  =======      =======      ========

Conversion of notes payable to Coast Resorts Common Stock ....................................    $52,525      $  --        $   --
                                                                                                  =======      =======      ========

Transfer of net liabilities of Coast West to the Company by Coast Resorts
       ($8,955) less write-off of related allowance for advances to Coast West ($5,769).......    $    --      $    --      $  3,186
                                                                                                  =======      =======      ========

                  COAST HOTELS AND CASINOS, INC. AND SUBSIDIARY
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13--REGULATION OF GAMING OPERATIONS

        The gaming operations of the Company are subject to the licensing and regulatory control of the Nevada Gaming Commission (the Nevada Commission), the Nevada State Gaming Control Board (the Nevada Control Board) and the Clark County Liquor and Gaming Board (the Clark County Board) (collectively, the "Nevada Gaming Authorities"). These agencies issue gaming licenses based upon, among other considerations, evidence that the character and reputation of principal owners, officers, directors, and certain other key employees are consistent with regulatory goals. The necessary licenses have been secured by the Company. The licenses are not transferable and must be renewed periodically upon the payment of appropriate taxes and license fees. The Nevada Gaming Authorities have broad discretion with regard to the renewal of the licenses which may at any time revoke, suspend, condition, limit or restrict a license for any cause deemed reasonable by the issuing agency. Officers, directors, and key employees of the Company must be approved by the Nevada Control Board and licensed by the Nevada Commission and Clark County Board.


NOTE 14--COMMITMENTS AND CONTINGENCIES

        Coast Hotels is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of Coast Hotels.


NOTE 15--SUBSEQUENT EVENTS

First Mortgage Notes Repurchase

        On February 19, 1999, Coast Hotels commenced an offer to purchase and consent solicitation with respect to the 13% First Mortgage Notes. Coast Hotels expects to fund the tender offer with the proceeds from a new note offering and a bank credit facility which are anticipated to be completed by Coast Hotels during 1999. In connection with these transactions, Coast Hotels also expects to repurchase the 10 7/8% First Mortgage Notes. Upon completion of the repurchase transactions, Coast Hotels anticipates that it will record an extraordinary loss, net of tax benefit, of approximately $27.1 million which is comprised of an estimated $33.0 million repurchase premium, the write-off of unamortized debt issue costs of $4.8 million and the write-off of $4.0 million of original issue discount associated with the 13% First Mortgage Notes, and a related tax benefit at a rate of 35%.

        There can be no assurance that Coast Hotels will complete the aforementioned repurchase and debt offering transactions.

Stock Option Plan

        Effective January 1, 1999, Coast Resorts issued options to purchase 30,415 shares of its common stock to its chief operating officer, who is also the operating officer of the Company. The options vest in 1/3 increments on January 1, 1999, January 1, 2000 and January 1, 2001. The exercise price on the options is at $100 per share, which is equivalent to the estimated fair value of Coast Resorts' common stock at the grant date, as estimated by Coast Resorts from recent sales of common stock between shareholders.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Directors and Stockholders of
Coast Resorts, Inc.

In our opinion, the accompanying balance sheets and related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Coast Resorts, Inc. (parent company only) as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The Company has no material business activity other than that conducted through its wholly owned subsidiary, Coast Hotels and Casinos, Inc. ("CHC"). The accompanying financial statements include the parent's investment in CHC using the equity method of accounting, and have been prepared solely to accompany the financial statements of CHC. The financial statements of Coast Resorts, Inc. (parent company only) should be read in conjunction with the financial statements of CHC included in this form 10-K.



PricewaterhouseCoopers LLP

Las Vegas, Nevada
February 5, 1999,
except for Note 2 as to which
the date is March 4, 1999

                               COAST RESORTS, INC.
                              (PARENT COMPANY ONLY)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         1997            1998
                                                                      ---------       ---------
                                     ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents .................................      $       3       $       3
                                                                      ---------       ---------
       TOTAL CURRENT ASSETS ....................................              3               3
  INVESTMENT IN SUBSIDIARIES ...................................         94,767         103,054
                                                                      ---------       ---------
                                                                      $  94,770       $ 103,057
                                                                      =========       =========
                                LIABILITIES AND
                              STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Due to affiliates .........................................      $     301       $     601
     Accrued liabilities .......................................             30              30
                                                                      ---------       ---------
       TOTAL CURRENT LIABILITIES ...............................            331             631
                                                                      ---------       ---------

   COMMITMENTS AND CONTINGENCIES
   STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 500,000 shares authorized,
       None issued and outstanding .............................           --              --
     Common stock, $.01 par value, 2,000,000 shares authorized,
       1,494,353 shares issued and outstanding .................             15              15
     Additional paid-in capital ................................         95,398          95,398
     Retained earnings (deficit) ...............................           (974)          7,013
                                                                      ---------       ---------
       TOTAL STOCKHOLDERS' EQUITY ..............................         94,439         102,426
                                                                      ---------       ---------
                                                                      $  94,770       $ 103,057
                                                                      =========       =========




   The accompanying notes are an integral part of these financial statements.

                               COAST RESORTS, INC.
                              (PARENT COMPANY ONLY)
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                   1996             1997              1998
                                                               -----------       -----------       -----------
Equity interest in income (loss) from subsidiaries ......      $     3,689       $    (4,335)      $     8,287
General and administrative expenses .....................              (81)             (261)             (134)
                                                               -----------       -----------       -----------
Income (loss) before income taxes .......................            3,608            (4,596)            8,153
Income tax provision (benefit) ..........................              (28)               14               166
                                                               ===========       ===========       ===========
NET INCOME (LOSS) .......................................      $     3,636       $    (4,610)      $     7,987
                                                               ===========       ===========       ===========
Basic and diluted net income (loss) per
share of common stock ...................................      $      2.47       $     (3.08)      $      5.34
                                                               ===========       ===========       ===========

Weighted average common shares outstanding ..............        1,472,742         1,494,353         1,494,353
                                                               ===========       ===========       ===========

UNAUDITED PRO FORMA DATA (reflecting
reorganization and change in tax status of subsidiaries):
Income (loss) before income taxes .......................      $     6,108
Provision (benefit) for income taxes ....................              (28)
                                                               -----------
Net income (loss) .......................................      $     6,136
                                                               ===========
Basic and diluted net income (loss) per share of
Common stock ............................................      $      4.17
                                                               ===========

Weighed average common shares outstanding ...............        1,472,742
                                                               ===========



   The accompanying notes are an integral part of these financial statements.

                               COAST RESORTS, INC.
                              (PARENT COMPANY ONLY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
                             (DOLLARS IN THOUSANDS)



                                                     COMMON STOCK                            UNREALIZED
                                              ---------------------------     ADDITIONAL       GAINS       RETAINED
                                                SHARES           AMOUNT     PAID-IN CAPITAL   (LOSSES)     EARNINGS       TOTAL
                                              ----------       ----------   ---------------  ----------   ----------    ----------
Balances at December 31, 1995 .............    1,000,000       $       10     $   19,340        $  --     $   23,538    $   42,888
  Exchange of notes payable of
     subsidiary for common stock ..........      494,353                5         52,520                                    52,525
  Reclassification of undistributed
     earnings to additional paid-in capital
     upon termination of partnership
     status ...............................                                       23,538                     (23,538)           --
  Net income ..............................                                                                    3,636         3,636
                                              ----------       ----------     ----------        -----     ----------    ----------
Balances at December 31, 1996 .............    1,494,353               15         95,398           --          3,636        99,049
  Net loss ................................                                                                   (4,610)       (4,610)
                                              ----------       ----------     ----------        -----     ----------    ----------
Balances at December 31, 1997 .............    1,494,353               15         95,398           --           (974)       94,439
  Net income ..............................                                                                    7,987         7,987
                                              ----------       ----------     ----------        -----     ----------    ----------
Balances at December 31, 1998 .............    1,494,353       $       15     $   95,398        $  --     $    7,013    $  102,426
                                              ==========       ==========     ==========        =====     ==========    ==========


The accompanying notes are an integral part of these financial statements.

                               COAST RESORTS, INC.
                              (PARENT COMPANY ONLY)
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)


                                                                             1996          1997          1998
                                                                           -------       -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss) ...........................................      $ 3,636       $(4,610)      $ 7,987
                                                                           -------       -------       -------
        ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
           CASH PROVIDED BY OPERATING ACTIVITIES:
               Equity interest in net (income) loss from subsidiaries       (3,689)        4,335        (8,287)
               Accrued liabilities ..................................           --            30            --
               Due to affiliates ....................................           53           245           300
                                                                           -------       -------       -------
                  TOTAL ADJUSTMENTS .................................       (3,636)        4,610        (7,987)
                                                                           -------       -------       -------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES .........           --            --            --
                                                                           -------       -------       -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................           --            --            --
CASH AND CASH EQUIVALENTS, at beginning of year .....................            3             3             3
                                                                           -------       -------       -------
CASH AND CASH EQUIVALENTS, at end of year ...........................      $     3       $     3       $     3
                                                                           =======       =======       =======


   The accompanying notes are an integral part of these financial statements.

                               COAST RESORTS, INC.
                              (PARENT COMPANY ONLY)

                          NOTES TO FINANCIAL STATEMENTS

               NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background Information and Basis of Presentation

        Coast Resorts, Inc. ("Coast Resorts" or the "Company") is a Nevada corporation and serves as a holding company for Coast Hotels and Casinos, Inc. ("Coast Hotels") and Coast West, Inc. ("Coast West"), also Nevada corporations. The Company has no material business activity other than that conducted through Coast Hotels.

        On July 21, 1998, the Company contributed the common stock of Coast West to Coast Hotels, as a result of which Coast West became a wholly owned subsidiary of Coast Hotels.

        The accompanying financial statements present the financial position and results of operations of Coast Resorts as a parent company only, and thus include Coast Resort's investment in Coast Hotels, as well as Coast Resort's equity interest in its results of operations. Accordingly, these financial statements should be read in conjunction with the financial statements of Coast Hotels.

Net Income (Loss) Per Common Share

        Net income per common share for the years ended December 31, 1996, 1997 and 1998 is computed by dividing net income by the weighted average number of shares of common stock outstanding, which weighted average totaled 1,472,742 shares, 1,494,353 shares and 1,494,353 shares, respectively. The Company has no dilutive securities outstanding for any of the periods presented.

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

        The Company has adopted the provisions of SFAS 128 in its fiscal 1997 and 1998 financial statements. The retroactive adoption had no impact on the Company's operating results for the year ended December 31, 1996.

NOTE 2--SUBSEQUENT EVENT

Coast Hotel's First Mortgage Notes Repurchase

        On February 19, 1999, Coast Hotels commenced an offer to purchase and consent solicitation with respect to the $175 million principal amount of 13% First Mortgage Notes. Coast Hotels expects to fund the tender offer with the proceeds from a new note offering and a bank credit facility which are anticipated to be completed by Coast Hotels during 1999. In connection with these transactions, Coast Hotels also expects to repurchase the $16.8 million principal amount of 10 7/8% First Mortgage Notes. Upon completion of the repurchase transactions, Coast Hotels anticipates that it will record an extraordinary loss, net of tax benefit, of approximately $27.1 million which is comprised of an estimated $33.0 million repurchase premium, the write-off of unamortized debt issue costs of $4.8 million and the write-off of $4.0 million of original issue discount associated with the 13% First Mortgage Notes, and a related tax benefit at a rate of 35%.

         There can be no assurance that Coast Hotels will complete the aforementioned repurchase and debt offering transactions.

Stock Option Plan

        Effective January 1, 1999, Coast Resorts issued options to purchase 30,415 shares of its common stock to its chief operating officer, who is also the chief operating officer of Coast Hotels. The options vest in 1/3 increments on January 1, 1999, January 1, 2000 and January 1, 2001. The exercise price on the options is at $100 per share, which is equivalent to the estimated fair value of Coast Resorts' common stock at the grant date, as estimated by Coast Resorts from recent sales of common stock between shareholders.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Stockholder of
Coast Hotels and Casinos, Inc. and Subsidiary


Our report on the consolidated financial statements of Coast Hotels and Casinos, Inc. (a wholly owned subsidiary of Coast Resorts, Inc.) and Subsidiary is included in this report on Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the following financial statement schedule in this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



PricewaterhouseCoopers LLP

Las Vegas, Nevada
February 5, 1999

                                                                     SCHEDULE II

                         COAST HOTELS AND CASINOS, INC.
               (A WHOLLY OWNED SUBSIDIARY OF COAST RESORTS, INC.)
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)


                                                                       ADDITIONS  ADDITIONS
                                                           BALANCE AT  CHARGED TO CHARGES TO             BALANCE AT
                                                            BEGINNING   COSTS AND   OTHER    DEDUCTIONS    END OF
DESCRIPTION                                                  OF YEAR     EXPENSES  ACCOUNTS      (1)        YEAR
-----------                                                ----------  ---------- ---------- ----------  -----------
Allowance for doubtful accounts (casino receivables)

    Year ended December 31, 1996 .......................      $  374      $   94      $--      $   89      $  379
                                                              ======      ======      ===      ======      ======

    Year ended December 31, 1997 .......................      $  379      $  448      $--      $  633      $  194
                                                              ======      ======      ===      ======      ======

    Year ended December 31, 1998 .......................      $  194      $1,499      $--      $1,099      $  594
                                                              ======      ======      ===      ======      ======


Allowance for doubtful accounts (advances to Coast West)

    Year ended December 31, 1996 .......................      $  500      $2,060      $--      $   --      $2,560
                                                              ======      ======      ===      ======      ======

    Year ended December 31, 1997 .......................      $2,560      $2,120      $--      $   --      $4,680
                                                              ======      ======      ===      ======      ======

    Year ended December 31, 1998 .......................      $4,680      $1,090      $--      $5,770      $   --
                                                              ======      ======      ===      ======      ======

--------------
(1) On July 21, 1998, Coast Resorts contributed the capital stock of Coast West to the Company. The allowance for doubtful accounts on advances previously made by the Company to Coast West ($5,770,000) was eliminated in connection with such transaction.