Form 10-Q
period 1999-03-31
COAST HOTELS & CASINOS INC
filed 1999-05-17
CIK 1013559

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
                                  ACT OF 1934
                 For the Quarterly Period Ended March 31, 1999

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
                              EXCHANGE ACT OF 1934
     For the Transition Period from _____________to ______________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Shares of Common Stock outstanding as of March 31, 1999:  1,000
================================================================================

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                            CONDENSED BALANCE SHEETS
                   (amounts in thousands, except share data)


                                                                          March 31, 1999           December 31,
                                                                           (unaudited)                1998
                                                                          -------------           -------------
                             ASSETS

CURRENT ASSETS:
 Cash and cash equivalents......................................          $      35,697           $      41,595
 Accounts receivable, net.......................................                  4,823                   4,301
 Other current assets...........................................                 16,055                  14,242
                                                                          -------------           -------------
 TOTAL CURRENT ASSETS...........................................                 56,575                  60,138
PROPERTY AND EQUIPMENT, net.....................................                302,892                 301,252
DUE FROM AFFILIATE..............................................                  4,352                      --
OTHER ASSETS....................................................                  8,495                   5,644
                                                                          -------------           -------------
                                                                          $     372,314           $     367,034
                                                                          =============           =============
                        LIABILITIES AND
                      STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
 Accounts payable...............................................          $       6,214           $       9,888
 Accrued liabilities............................................                 28,080                  25,338
 Due to affiliate...............................................                     --                   1,353
 Current portion of long-term debt..............................                  7,817                   7,905
                                                                          -------------           -------------
 TOTAL CURRENT LIABILITIES......................................                 42,111                  44,484
LONG-TERM DEBT, less current portion............................                233,981                 199,954
DEFERRED INCOME TAXES...........................................                     --                   6,654
DEFERRED RENT...................................................                 13,988                  13,024
                                                                          -------------           -------------
 TOTAL LIABILITIES..............................................                290,080                 264,116
                                                                          -------------           -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
 Common stock, $1.00 par value, 25,000 shares authorized,
   1,000 shares issued and outstanding..........................                      1                       1
 Additional paid-in capital.....................................                 86,903                  86,903
 Retained earnings (deficit)....................................                 (4,670)                 16,014
                                                                          -------------           -------------
 TOTAL STOCKHOLDER'S EQUITY.....................................                 82,234                 102,918
                                                                          -------------           -------------
                                                                          $     372,314           $     367,034
                                                                          =============           =============

 The accompanying notes are an integral part of these condensed financial statements.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                       CONDENSED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1999 and 1998
                             (amounts in thousands)
                                  (unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                  --------------------------------
                                                                      1999               1998
                                                                  -------------      -------------
OPERATING REVENUES:
 Casino.................................................          $      66,057      $      59,179
 Food and beverage......................................                 17,775             16,578
 Hotel..................................................                  7,877              6,937
 Other..................................................                  7,046              6,093
                                                                  -------------      -------------
   GROSS OPERATING REVENUES.............................                 98,755             88,787
 Less:  promotional allowances..........................                 (8,689)            (7,773)
                                                                  -------------      -------------
   NET OPERATING REVENUES...............................                 90,066             81,014
                                                                  -------------      -------------

OPERATING EXPENSES:
 Casino.................................................                 32,046             31,512
 Food and beverage......................................                 11,776             11,734
 Hotel..................................................                  3,041              2,712
 Other..................................................                  5,969              4,827
 General and administrative.............................                 15,425             13,673
 Deferred rent..........................................                    964                594
 Depreciation and amortization..........................                  5,210              4,881
                                                                  -------------      -------------
TOTAL OPERATING EXPENSES................................                 74,431             69,933
                                                                  -------------      -------------

   OPERATING INCOME.....................................                 15,635             11,081
                                                                  -------------      -------------

OTHER INCOME (EXPENSES)
 Interest expense, net..................................                 (6,299)            (6,663)
 Gain on disposal of assets.............................                     --                 25
                                                                  -------------      -------------
TOTAL OTHER INCOME (EXPENSES)...........................                 (6,299)            (6,638)
                                                                  -------------      -------------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM.......                  9,336              4,443
                                                                  -------------      -------------

Income tax provision....................................                  3,013              1,625
                                                                  -------------      -------------

NET INCOME BEFORE EXTRAORDINARY ITEM....................                  6,323              2,818
                                                                  -------------      -------------

Extraordinary item - loss on early retirement of debt,
 net of applicable income tax benefit ($14,543).........                (27,007)                --
                                                                  -------------      -------------
NET INCOME (LOSS).......................................          $     (20,684)     $       2,818
                                                                  =============      =============

     The accompanying notes are an integral part of these condensed financial statements.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                       CONDENSED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1999 and 1998
                             (amounts in thousands)
                                  (unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                 -----------------------------
                                                                                     1999             1998
                                                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)..........................................................     $    (20,684)    $      2,818
                                                                                 ------------     ------------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
   Depreciation and amortization............................................            5,210            4,881
   Provision for bad debts..................................................              173              758
   Gain on disposal of assets...............................................               --              (25)
   Deferred income taxes....................................................           (7,927)              --
   Deferred rent............................................................              964              594
   Loss on early retirement of debt.........................................           41,550               --
   Other non-cash expenses..................................................              124              554
   Changes in assets and liabilities:
     Net increase in accounts receivable and other assets...................           (5,851)          (1,480)
     Net increase (decrease) in accounts payable and accrued liabilities....             (932)           5,561
                                                                                 ------------     ------------
 TOTAL ADJUSTMENTS..........................................................           33,311           10,843
                                                                                 ------------     ------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES..................................           12,627           13,661
                                                                                 ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures.......................................................           (6,532)          (4,794)
 Proceeds from disposal of assets...........................................               --               25
                                                                                 ------------     ------------
 NET CASH USED IN INVESTING ACTIVITIES......................................           (6,532)          (4,769)
                                                                                 ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt, net of issuance costs............          168,521               --
 Early retirement of debt...................................................         (223,017)              --
 Principal payments on long-term debt.......................................           (2,192)          (2,044)
 Proceeds from borrowings under bank line of credit.........................           47,000               --
 Advances to affiliate......................................................           (2,305)             (32)
                                                                                 ------------     ------------
 NET CASH USED IN FINANCING ACTIVITIES......................................          (11,993)          (2,076)
                                                                                 ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................           (5,898)           6,816
CASH AND CASH EQUIVALENTS, at beginning of period...........................           41,595           29,426
                                                                                 ------------     ------------
CASH AND CASH EQUIVALENTS, at end of period.................................     $     35,697     $     36,242
                                                                                 ============     ============

The accompanying notes are an integral part of these condensed financial statements.

                         COAST HOTELS AND CASINOS, INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                    For the Year Ended December 31, 1998 and
                   For the Three Months Ended March 31, 1999
                             (dollars in thousands)



                                          Common Stock                                   Retained
                                     -------------------------      Additional           Earnings
                                      Shares        Amount        Paid-In Capital        (Deficit)              Total
                                     -------    --------------    ---------------     ----------------     ----------------
Balances at December 31, 1997....      1,000       $         1       $     95,858        $       1,487        $      97,346
 Transfer of Coast West Inc. to
   the Company by Coast
   Resorts, Inc..................                                          (8,955)               5,769               (3,186)
 Net income......................                                                                8,758                8,758
                                     -------    --------------    ---------------     ----------------     ----------------
Balances at December 31, 1998....      1,000                 1             86,903               16,014              102,918
 Net loss........................                                                              (20,684)             (20,684)
                                     -------    --------------    ---------------     ----------------     ----------------
Balances at March 31, 1999.......      1,000       $         1       $     86,903        $      (4,670)       $      82,234
                                     =======    ==============    ===============     ================     ================

The accompanying notes are an integral part of these financial statements.

                         COAST HOTELS AND CASINOS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND INFORMATION AND BASIS OF PRESENTATION

Background Information

     Coast Hotels and Casinos, Inc. ("Coast Hotels" or the "Company") is a Nevada corporation and a wholly owned subsidiary of Coast Resorts, Inc. ("Coast Resorts"), which is also a Nevada corporation. We own and operate the following Las Vegas hotel-casinos:

     . The Orleans Hotel and Casino, located approximately one mile west of the Las Vegas Strip on Tropicana Avenue.

     . Gold Coast Hotel and Casino, approximately one mile west of the Las Vegas Strip on Flamingo Road.

     .  Barbary Coast Hotel and Casino, located on the Las Vegas Strip.

     The Gold Coast and Barbary Coast hotel-casinos were, prior to January 1996, owned and operated independently by two partnerships, Gold Coast Hotel and Casino, a Nevada limited partnership, and Barbary Coast Hotel and Casino, a Nevada general partnership. On January 1, 1996, the partners of the two partnerships completed a reorganization (the "Reorganization") with Coast Resorts. Coast Resorts was formed in September 1995 to effect the Reorganization. Coast Resorts, Gold Coast and Barbary Coast were all related through common ownership and management control.

     In the Reorganization, the partners of the Gold Coast partnership and the Barbary Coast partnership transferred their respective partnership interests to Coast Resorts in exchange for an aggregate of 1,000,000 shares of common stock, par value $.01 per share, of Coast Resorts ("Coast Resorts Common Stock").
Coast Resorts immediately contributed to Coast Hotels all of the assets and liabilities of the Predecessor Partnerships other than those relating to the Coast West Lease (as defined herein), which Coast Resorts contributed to its wholly owned subsidiary, Coast West, Inc. ("Coast West"). However, as further described below, on July 21, 1998, Coast Resorts contributed all of the outstanding common stock of Coast West to the Company, making Coast West a wholly owned subsidiary of the Company. The Coast West Lease is a long-term lease on approximately 50 acres of land in Las Vegas on which the Company may develop and operate a future hotel-casino. Coast Resorts retained the liability for an aggregate principal amount of $51.0 million in notes payable to former partners and retained the liability for $1.5 million relating to demand notes due to a related party (the "Exchange Liabilities"). On January 16, 1996, the Exchange Liabilities were exchanged for 494,353 shares of Coast Resorts Common Stock, based upon management's estimate of the fair market value of such Coast Resorts Common Stock.

     On July 21, 1998, Coast Resorts contributed the capital stock of Coast West to the Company, as a result of which Coast West became a wholly owned subsidiary of the Company. As of the date of the stock transfer, Coast West had a cumulative retained deficit of $8,955,000 and the Company had recorded an allowance for doubtful accounts of $5,769,000 in connection with advances provided to Coast West for lease payments. Upon the transfer of Coast West stock, the Company wrote off this allowance for doubtful accounts to retained earnings and recorded the assumption of the net liabilities of Coast West as a decrease in additional paid-in capital. Effective on March 23, 1999, Coast West was merged into the Company.

                         COAST HOTELS AND CASINOS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND INFORMATION AND BASIS OF PRESENTATION (Continued)

Basis of Presentation

     The accompanying financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 1998. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results for the interim period have been included. The interim results reflected in the unaudited financial statements are not necessarily indicative of expected results for the full year.

NOTE 2 - LONG-TERM DEBT

  Long-term debt consists of the following as of March 31, 1999 and December 31, 1998:

                                                                              March 31,          December 31,
                                                                                1999                1998
                                                                           ---------------     ---------------
                                                                                      (in thousands)
9.5% senior subordinated notes due April 2009.........................     $       175,000     $            --

$75.0 million, reducing revolving credit facility due 2004,
 collateralized by substantially all of the assets of Coast Hotels                  47,000                  --
 and Casinos, Inc.,...................................................

13% First Mortgage Notes due December 15, 2002, net of original issue
   discount of $3,971,000 (1998)......................................               1,960             171,029

10-7/8% First Mortgage Notes due November 1, 2001.....................                  --              16,800

9.19% note payable, payable in 60 monthly installments of
 approximately $750,000, including principal and interest,
 collateralized by certain gaming and other equipment.................              13,114              14,987

8.6% note due August 11, 2007, payable in monthly installments of
 $26,667 principal plus interest on remaining principal balance,
 collateralized by 1980 Hawker aircraft...............................               2,693               2,773

Other notes payable...................................................               2,031               2,270
                                                                           ---------------     ---------------
                                                                                   241,798             207,859
Less: current portion.................................................               7,817               7,905
                                                                           ---------------     ---------------
                                                                           $       233,981     $       199,954
                                                                           ===============     ===============

                         COAST HOTELS AND CASINOS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LONG-TERM DEBT (Continued)

     In January 1996, we issued $175.0 million principal amount of the 13% first mortgage notes. Additionally, in November 1997, we issued $16.8 million principal amount of the 10-7/8% first mortgage notes. In March 1999, we issued $175.0 million principal amount of 9.5% senior subordinated notes with interest payable on April 1 and October 1 beginning October 1, 1999 and entered into a $75.0 million senior secured revolving credit facility due 2004 to facilitate a refinancing. The credit facility can be increased to $200 million with lender approval. Borrowings under the credit facility bear interest, at the Company's option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). As of March 31, 1999 the interest rate was 6.93%. The Company incurs an annual commitment fee on the unused portion of the credit facility.

     With the proceeds from those notes and borrowings under the credit facility, we repurchased substantially all of the outstanding 13% first mortgage notes and all of the 10-7/8% first mortgage notes and amended the indenture under which the 13% first mortgage notes were issued to eliminate substantially all of its restrictive covenants. Approximately $2.0 million in principal amount of the 13% first mortgage notes remain outstanding and are governed by the terms of the amended indenture. In connection with the repurchase of the 13% notes and the 10-7/8% notes, we incurred repurchase premiums of $31.0 million and $2.1 million, respectively. The repurchase premiums and the write-offs of unamortized debt issuance costs and original issue discount resulted in an extraordinary loss of $27.0 million, net of applicable income tax benefit of $14.5 million.

     The availability under the $75.0 million credit facility will be reduced in quarterly amounts beginning in the fiscal quarter ending June 30, 2001. The initial advance of $47.0 million under the new credit facility was used in connection with the repurchase of the 13% first mortgage notes and the 10-7/8% first mortgage notes. Subsequent advances under the new credit facility may be used for working capital, general corporate purposes, construction of our new property (the Suncoast) and certain improvements to our existing properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth, for the periods indicated, certain financial information regarding the results of operations of the Company:

                                                             Three Months Ended
                                                                  March 31,
                                                       -----------------------------
                                                           1999            1998
                                                       ------------     ------------
Hotel-casino operations:
 Net operating revenues...........................     $     90,066     $     81,014
 Operating expenses...............................           71,774           68,216
                                                       ------------     ------------
Operating income from hotel-casino operations.....           18,292           12,798
Corporate expenses (1)............................            2,657            1,717
                                                       ------------     ------------
Total operating income............................     $     15,635     $     11,081
                                                       ============     ============

EBITDA, hotel-casino operations (2)...............     $     23,739     $     17,897
                                                       ============     ============
EBITDA, total (including corporate) (2)...........     $     21,809     $     16,556
                                                       ============     ============

(1) Corporate expenses include corporate general and administrative expenses, depreciation and amortization and land lease expenses, both cash and deferred, on the Suncoast land.

(2) "EBITDA" means earnings before interest, taxes, depreciation, amortization, deferred (non-cash) rent expense and certain non-recurring items, including pre-opening expenses. EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as an indicator of cash flows or a measure of liquidity. EBITDA is presented solely as supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry. All companies do not calculate EBITDA in the same manner. As a result, EBITDA as presented here may not be comparable to a similarly titled measure presented by other companies.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

        Net revenues in the quarter ended March 31, 1999 were $90.1 million compared to $81.0 million in the same quarter in 1998, an increase of $9.1 million (11.2%). Revenues were higher at all three of our hotel-casino properties. First quarter operating income was $15.6 million compared to 1998 first quarter operating income of $11.1 million, an increase of $4.5 million (40.5%).Operating margins (operating income as a percentage of revenues) improved at all three of our hotel-casino properties. Due to a one-time charge of $27.0 million (net of income tax benefit) as a result of the early retirement of $189.9 million in first mortgage notes, there was a net loss of $20.7 million in the first quarter of 1999 compared to net income of $2.8 million in the first quarter of 1998.

        Casino. Casino revenues in the quarter ended March 31, 1999 were $66.1 million, an increase of $6.9 million (11.6%) compared to the same quarter in 1998. The increase was primarily due to the continued improvement in slot revenues at The Orleans, up 28.1% over the first quarter in 1998 as a result of increased customer volume. Casino revenues also improved at the Gold Coast and the Barbary Coast, increasing by 5.8% and 9.3%, respectively, due primarily to increases in customer volume in both slots and table games areas.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998 (Continued)

     Casino expenses in the quarter ended March 31, 1999 increased by 1.7% over the same quarter in 1998. This modest increase, coupled with the 11.6% increase in casino revenues discussed above, resulted in a casino operating margin of 51.5% compared to 46.8% in the first quarter of 1998.

     Food and Beverage. Food and beverage revenues were $17.8 million in the first quarter of 1999 compared to $16.6 million in 1998, an increase of 7.2%. Each of our hotel-casino properties showed increases that were consistent with overall increases in customer volume.

     Food and beverage expenses were $11.8 million in the first quarter of 1999 compared to $11.7 million in the first quarter of 1998, an increase of 0.4%.
The food and beverage operating margin improved to 33.7% from 29.2% in the prior year, primarily as a result of a continued focus on food cost control.

     Hotel. Hotel room revenues were $7.9 million in the three months ended March 31, 1999, an increase of 13.6% over 1998 revenues of $6.9 million. Each of our three hotel properties experienced increases in room occupancy percentages as well as average daily room rates. For the first quarter, our combined room occupancy was 95.7% compared to 88.7% in the first quarter of 1998. The average daily room rate increased to $53 from $51 in 1998.

     Other. Other revenues were $7.0 million for the three months ended March 31, 1999, an increase of 15.6% over 1998 other revenues of $6.1 million. The increase was primarily due to improved showroom and special events revenues at The Orleans. Costs related to those increased revenues caused a 23.7% increase in other expenses to $6.0 million in 1999, compared to $4.8 million in 1998.

     General and Administrative. General and administrative expenses were $15.4 million in the first quarter of 1999, an increase of 12.8% over 1998 expenses of $13.7 million. The increase was primarily due to wage and benefit increases at our three hotel-casinos and higher property taxes.

     Deferred Rent. Deferred rent increased from $594,000 in 1998 to $964,000 in 1999 as a result of Coast Hotels assuming the Coast West lease from Coast Resorts in July 1998.

     Depreciation and Amortization. Depreciation and amortization expense was $5.2 million in the first quarter of 1999 compared to $4.9 million in 1998. The increase was due primarily to the addition of new equipment at each of our hotel-casino properties.

Liquidity and Capital Resources

     Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $12.6 million in the three months ended March 31, 1999, compared to $13.7 million in the same period in 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

     Our cash requirements for 1999, in addition to interest payments on outstanding indebtedness, include principal payments of approximately $7.8 million on equipment notes payable, land lease payments of approximately $4.4 million, capital expenditures of approximately $10.2 million in connection with an expansion of The Orleans and ongoing maintenance capital expenditures of approximately $11.0 million. For 1998, maintenance capital expenditures were approximately $13.0 million. We believe that existing cash balances, operating cash flow and borrowings from our new $75.0 million credit facility will provide sufficient resources to meet our debt and lease payment obligations and foreseeable capital expenditure requirements at our existing properties.

     In January 1996, we issued $175.0 million principal amount of the 13% first mortgage notes. Additionally, in November 1997, we issued $16.8 million principal amount of the 10-7/8% first mortgage notes. In March 1999, we issued $175.0 million principal amount of 9.5% senior subordinated notes with interest payable on April 1 and October 1 beginning October 1, 1999 and entered into a $75.0 million senior secured revolving credit facility due 2004 to facilitate a refinancing. The credit facility can be increased to $200 million with lender approval. Borrowings under the credit facility bear interest, at the Company's option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). As of March 31, 1999 the interest rate was 6.93%. The company incurs an annual commitment fee on the unused portion of the credit facility.

     With the proceeds from those notes and borrowings under the credit facility, we repurchased substantially all of the outstanding 13% first mortgage notes and all of the 10-7/8% first mortgage notes and amended the indenture under which the 13% first mortgage notes were issued to eliminate substantially all of its restrictive covenants. Approximately $2.0 million in principal amount of the 13% first mortgage notes remain outstanding and are governed by the terms of the amended indenture. In connection with the repurchase of the 13% notes and the 10-7/8% notes, we incurred repurchase premiums of $31.0 million and $2.1 million, respectively. The repurchase premiums and the write-offs of unamortized debt issuance costs and original issue discount resulted in an extraordinary loss of $27.0 million, net of applicable income tax benefit of $14.5 million.

     The availability under the $75.0 million credit facility will be reduced in quarterly amounts beginning in the fiscal quarter ending June 30, 2001. The initial advance of $47.0 million under the new credit facility was used in connection with the repurchase of the 13% first mortgage notes and the 10-7/8% first mortgage notes. Subsequent advances under the new credit facility may be used for working capital, general corporate purposes, construction of our new property (the Suncoast) and certain improvements to our existing properties

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

     We are currently developing and intend to construct and open the Suncoast Hotel and Casino. We do not yet have adequate financing in place to fund the complete construction of the Suncoast. Subject to obtaining adequate financing, we currently anticipate that construction of the Suncoast will begin in mid-1999. Our new credit facility contains a provision that would allow us to increase, with lender approval, the available borrowing capacity under the facility to up to $200.0 million. We intend to use this increased capacity to finance construction costs. The availability of the additional $125.0 million will be reduced in quarterly amounts beginning the fiscal quarter ending June 30, 2001. The increase in the facility remains subject to a number of contingencies, including lender approval and the negotiation of additional terms relating to the construction. We cannot assure you that we will be able to obtain the increase in the new credit facility or that it will be available on acceptable terms.

     Except as described above, we have no agreements, arrangements or understandings with respect to financing the future development of additional properties or capital improvements to existing properties. Any future development or capital improvements would be subject to, among other things, our ability to obtain necessary financing.

Year 2000

     Many currently installed computer systems and other equipment with embedded computer chips cannot recognize dates after December 31, 1999. Beginning in the year 2000, companies with such systems, software or equipment may experience difficulties due to their reliance on them. This situation involving the year 2000 is commonly referred to as the "Y2K" problem.

     We utilize computer systems in virtually all areas of our hotel-casino operations. Should we or certain of our vendors not be "Y2K compliant" the operations of our hotel-casinos could be disrupted for an indeterminate period of time, potentially having a material adverse impact on our results of operations. Possible consequences of our not being Y2K compliant include, but are not limited to, problems with the compiling of financial information in our back-office accounting, purchasing, inventory and payroll systems. Additionally, disruptions could occur to hotel reservations operations, hotel check-in/check-out procedures, point-of-sale transactions in food, beverage and retail areas, race and sports book wagering and the updating and accumulation of slot machine player marketing information. Additionally, embedded microchips in certain systems such as elevators, escalators and the heating, ventilation and air conditioning could lead to interruptions in service. All of these problems could inconvenience hotel and casino customers, resulting in a loss of business.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Year 2000 (Continued)

     We recognize the need to ensure our operations will not be adversely affected by Y2K and have taken steps to update our systems, where necessary, including replacing or updating software and equipment. Since 1997, our Management Information Systems department has attempted to identify all areas where Y2K could pose a problem. To assist them in their effort and to further help identify potential problem areas, in October 1998 we retained the services of an advisor to review our Y2K program.

     As of March 31, 1999, we have identified and updated or are in the process of updating those systems and programs that we deem most critical to the day-to-day operations of our hotel-casinos. We currently use Year 2000 compliant software for our accounting, human resources, payroll, inventory and purchasing systems. Based on representations from our vendors, we anticipate that our other essential computer systems, including our hotel front desk and reservations, retail point of sale, bowling center, race and sports wagering and casino player tracking and marketing systems, will be Y2K compliant by July 1999, although no assurances can be made to that effect. We estimate that the total cost to identify and correct potential Y2K problems will be approximately $1.6 million, approximately $400,000 of which had been spent as of March 31, 1999. All costs related to software modification, as well as all costs associated with our Y2K project, are being expensed as incurred and are included in the cost estimate referred to above. We are currently developing contingency plans for specific areas of our operations. Such plans include the training of employees in the implementation of manual procedures for gaming operations, the selection of alternative vendors and the testing of back-up electrical power generators. We will continue to assess Y2K risk and develop contingency plans.

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

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires that the Company expense its pre-opening and related promotional expense as incurred rather than capitalize it and amortize it over the estimated period of economic benefit of such costs as has been the Company's policy in the past. Effective January 1, 1998, the Company adopted SOP 98-5. The adoption had no impact on the financial position, results of operations or cash flows of the Company as all start-up costs previously capitalized had been expensed in prior periods.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

         Not Applicable.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibits.

         27. Financial Data Schedule.

(b)      Reports on Form 8-K.

         On March 2, 1999, the Company filed a Form 8-K under Item 5, Other Events, with respect to the Company's intent to issue approximately $175 million aggregate principal amount of senior subordinated notes.

         On March 16, 1999, the Company filed a Form 8-K under Item 5, Other Events, with respect to the Company's tender offer for its 13% First Mortgage Notes and related consent solicitation, change in consideration offered in the tender offer and expiration of the consent solicitation.

         On March 29, 1999, the Company filed a Form 8-K under Item 5, Other Events, with respect to the Company's acceptance for payment of tendered securities upon the expiration of the Company's tender offer for its 13% First Mortgage Notes, the consummation of the Company's private placement of $175 million 9-1/2% Senior Subordinated Notes and the Company entering into a $75 million senior secured credit facility.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1999          COAST HOTELS AND CASINOS, INC., a Nevada
                             corporation

                             By:   /s/ Gage Parrish
                                   -------------------------------
                                   Gage Parrish
                                   Vice President and Chief Financial Officer