Form 10-Q
period 1999-06-30
COAST HOTELS & CASINOS INC
filed 1999-08-13
CIK 1013559

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---                           EXCHANGE ACT OF 1934
                For the Quarterly Period Ended June 30, 1999

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
                              EXCHANGE ACT OF 1934
             For the Transition Period from               to
                                            --------------  ----------------

                        Commission file number 333-4356

                        COAST HOTELS AND CASINOS, INC.
            (Exact name of registrant as specified in its charter)

            Nevada                                         88-0345706
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Shares of Common Stock outstanding as of June 30, 1999:  1,000


================================================================================

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                            CONDENSED BALANCE SHEETS
                   (amounts in thousands, except share data)


                                                                            June 30, 1999           December 31,
                                                                             (unaudited)               1998
                                                                        ---------------------   -------------------
                              ASSETS
CURRENT ASSETS:

 Cash and cash equivalents......................................        $          31,109          $          41,595
 Accounts receivable, net.......................................                    5,098                      4,301
 Other current assets...........................................                   16,535                     14,242
                                                                        -----------------          -----------------
 TOTAL CURRENT ASSETS...........................................                   52,742                     60,138
PROPERTY AND EQUIPMENT, net.....................................                  309,211                    301,252
DUE FROM AFFILIATE..............................................                    4,571                         --
OTHER ASSETS....................................................                    7,693                      5,644
                                                                        -----------------          -----------------
                                                                        $         374,217          $         367,034
                                                                        =================          =================
                          LIABILITIES AND
                       STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
 Accounts payable...............................................        $           8,697          $           9,888
 Accrued liabilities............................................                   31,396                     25,338
 Due to affiliate...............................................                       --                      1,353
 Current portion of long-term debt..............................                      323                      7,905
                                                                        -----------------          -----------------
 TOTAL CURRENT LIABILITIES......................................                   40,416                     44,484
LONG-TERM DEBT, less current portion............................                  230,279                    199,954
DEFERRED INCOME TAXES...........................................                    1,659                      6,654
DEFERRED RENT...................................................                   14,903                     13,024
                                                                        -----------------          -----------------
 TOTAL LIABILITIES..............................................                  287,257                    264,116
                                                                        -----------------          -----------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
 Common stock, $1.00 par value, 25,000 shares authorized,
   1,000 shares issued and outstanding..........................                        1                          1
 Additional paid-in capital.....................................                   86,903                     86,903
 Retained earnings..............................................                       56                     16,014
                                                                        -----------------          -----------------
 TOTAL STOCKHOLDER'S EQUITY.....................................                   86,960                    102,918
                                                                        -----------------          -----------------
                                                                        $         374,217          $         367,034
                                                                       ==================          =================

The accompanying notes are an integral part of these condensed financial statements.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                       CONDENSED STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 1999 and 1998
                             (amounts in thousands)
                                  (unaudited)


                                                          Three Months Ended                            Six Months Ended
                                                               June 30,                                     June 30,
                                                  -----------------------------------     ----------------------------------------
                                                      1999                   1998              1999                      1998
                                                  ------------          -------------     --------------           ---------------
OPERATING REVENUES:
 Casino....................................       $  64,564             $  57,856             $  130,622                $  117,035
 Food and beverage.........................          17,812                16,183                 35,586                    32,762
 Hotel.....................................           7,455                 7,288                 15,333                    14,225
 Other.....................................           7,148                 5,986                 14,194                    12,079
                                                  ---------             ---------             ----------                ----------
   GROSS OPERATING REVENUES................          96,979                87,313                195,735                   176,101
 Less:  promotional allowances.............          (8,421)               (7,330)               (17,111)                  (15,104)
                                                  ---------             ---------             ----------                ----------
   NET OPERATING REVENUES..................          88,558                79,983                178,624                   160,997
                                                  ---------             ---------             ----------                ----------
OPERATING EXPENSES:
 Casino....................................          32,052                30,372                 64,097                    61,884
 Food and beverage.........................          12,654                11,829                 24,430                    23,563
 Hotel.....................................           3,214                 3,010                  6,255                     5,721
 Other.....................................           5,978                 5,116                 11,947                     9,942
 General and administrative................          15,567                13,902                 30,991                    27,575
 Deferred rent.............................             914                   594                  1,879                     1,189
 Depreciation and amortization.............           5,318                 5,324                 10,528                    10,205
                                                  ---------             ---------             ----------                ----------
   TOTAL OPERATING EXPENSES................          75,697                70,147                150,127                   140,079
                                                  ---------             ---------             ----------                ----------
OPERATING INCOME...........................          12,861                 9,836                 28,497                    20,918
                                                  ---------             ---------             ----------                ----------

OTHER INCOME (EXPENSES)
 Interest expense, net.....................          (5,186)               (6,679)               (11,486)                  (13,343)
 Gain on disposal of assets................              14                   117                     14                       143
                                                  ---------             ---------             ----------                ----------
TOTAL OTHER INCOME (EXPENSES)..............          (5,172)               (6,562)               (11,472)                  (13,200)
                                                  ---------             ---------             ----------                ----------
INCOME BEFORE INCOME TAXES
AND EXTRAORDINARY ITEM.....................           7,689                 3,274                 17,025                     7,718
                                                  ---------             ---------             ----------                ----------
Income tax provision.......................           2,963                   989                  5,976                     2,614
                                                  ---------             ---------             ----------                ----------
NET INCOME BEFORE
EXTRAORDINARY ITEM.........................           4,726                 2,285                 11,049                     5,104
                                                  ---------             ---------             ----------                ----------
Extraordinary item  loss on early retirement
 of debt, net of applicable
income tax benefit ($14,543)...............              --                    --                (27,007)                       --
                                                  ---------             ---------             ----------                ----------
NET INCOME (LOSS)..........................       $   4,726             $   2,285             $  (15,958)               $    5,104
                                                  =========             =========             ==========                ==========

The accompanying notes are an integral part of these condensed financial statements.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1999 and 1998
                             (amounts in thousands)
                                  (unaudited)

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                    -------------------------------------------
                                                                                          1999                        1998
                                                                                    ----------------           ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)..........................................................        $        (15,958)          $          5,104
                                                                                   -----------------          -----------------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation and amortization............................................                  10,528                     10,205
   Provision for bad debts..................................................                     190                      1,406
   Gain on disposal of assets...............................................                     (14)                      (143)
   Deferred income taxes....................................................                  (4,975)                       284
   Deferred rent............................................................                   1,879                      1,189
   Loss on early retirement of debt.........................................                  41,550                         --
   Other non-cash expenses..................................................                     124                        338
   Changes in assets and liabilities:
     Net increase in accounts receivable and other assets...................                  (3,402)                      (178)
     Net increase (decrease) in accounts payable and accrued liabilities....                   4,867                     (4,299)
                                                                                   -----------------          -----------------
 TOTAL ADJUSTMENTS..........................................................                  50,747                      8,802
                                                                                   -----------------          -----------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES..................................                  34,789                     13,906
                                                                                   -----------------          -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures.......................................................                 (17,924)                    (7,590)
 Proceeds from disposal of assets...........................................                      18                        128
                                                                                   -----------------          -----------------
 NET CASH USED IN INVESTING ACTIVITIES......................................                 (17,906)                    (7,462)
                                                                                   -----------------          -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt, net of issuance costs............                 167,960                         --
 Early retirement of debt...................................................                (223,017)                        --
 Principal payments on long-term debt.......................................                 (15,388)                    (4,109)
 Proceeds from borrowings under bank line of credit.........................                  59,000                         --
 Repayments of borrowings under bank line of credit.........................                 (10,000)                        --
 Increase in due from affiliate.............................................                  (5,924)                    (3,054)
                                                                                   -----------------          -----------------
 NET CASH USED IN FINANCING ACTIVITIES......................................                 (27,369)                    (7,163)
                                                                                   -----------------          -----------------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................................                 (10,486)                      (719)
CASH AND CASH EQUIVALENTS, at beginning of period...........................                  41,595                     29,426
                                                                                   -----------------          -----------------
CASH AND CASH EQUIVALENTS, at end of period.................................        $         31,109           $         28,707
                                                                                   =================          =================

The accompanying notes are an integral part of these condensed financial statements.

                         COAST HOTELS AND CASINOS, INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                    For the Year Ended December 31, 1998 and
              For the Six Months Ended June 30, 1999 (unaudited)
                            (dollars in thousands)

                                               Common Stock
                                     -------------------------------         Additional            Retained
                                         Shares            Amount         Paid-In Capital          Earnings                Total
                                     --------------   --------------    -------------------    ---------------        -------------
Balances at December 31, 1997....          1,000         $     1         $       95,858         $     1,487         $     97,346
 Transfer of Coast West Inc. to
   the Company by Coast
   Resorts, Inc..................             --              --                 (8,955)              5,769               (3,186)
 Net income......................             --              --                     --               8,758                8,758
                                     --------------   --------------    -------------------    ---------------      ---------------

Balances at December 31, 1998....          1,000               1                 86,903              16,014              102,918
 Net loss........................             --              --                     --             (15,958)             (15,958)
                                     --------------   --------------    -------------------    ---------------      ---------------

Balances at June 30, 1999........          1,000         $     1        $        86,903         $        56         $     86,960
                                     ==============   ==============    ===================    ===============      ===============


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

     In the Reorganization, the partners of the Gold Coast partnership and the Barbary Coast partnership transferred their respective partnership interests to Coast Resorts in exchange for an aggregate of 1,000,000 shares of common stock, par value $.01 per share, of Coast Resorts ("Coast Resorts Common Stock").
Coast Resorts immediately contributed to Coast Hotels all of the assets and liabilities of the Predecessor Partnerships other than those relating to the Coast West Lease (as defined herein), which Coast Resorts contributed to its wholly owned subsidiary, Coast West, Inc. ("Coast West"). However, as further described below, on July 21, 1998, Coast Resorts contributed all of the outstanding common stock of Coast West to the Company, making Coast West a wholly owned subsidiary of the Company. The Coast West Lease is a long-term lease on approximately 50 acres of land in Las Vegas on which the Company is developing a new hotel-casino, the Suncoast. Coast Resorts retained the liability for an aggregate principal amount of $51.0 million in notes payable to former partners and retained the liability for $1.5 million relating to demand notes due to a related party (the "Exchange Liabilities"). On January 16, 1996, the Exchange Liabilities were exchanged for 494,353 shares of Coast Resorts Common Stock, based upon management's estimate of the fair market value of such Coast Resorts Common Stock.

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

NOTE 2 - LONG-TERM DEBT

  Long-term debt consists of the following as of June 30, 1999 and December 31, 1998:


                                                                                June 30,                December 31,
                                                                                 1999                      1998
                                                                            -----------------        -----------------
                                                                                           (in thousands)
9.5% senior subordinated notes due April 2009......................          $       175,000          $            --

$75.0 million, reducing revolving credit facility due 2004,
   collateralized by substantially all of the assets of Coast
    Hotels  and Casinos, Inc.......................................                   49,000                       --

13% First Mortgage Notes due December 15, 2002, net of original
   issue discount of $3,971,000 (1998).............................                    1,960                  171,029

10-7/8% First Mortgage Notes due November 1, 2001..................                       --                   16,800

9.19% note payable, payable in 60 monthly installments of
 approximately $750,000, including principal and interest,
 collateralized by certain gaming and other equipment,
   balance paid in full, June 1999.................................                       --                   14,987

8.6% note due August 11, 2007, payable in monthly installments of
 $26,667 principal plus interest on remaining principal balance,
 collateralized by 1980 Hawker aircraft............................                    2,616                    2,773

Other notes payable................................................                    2,026                    2,270
                                                                            ----------------         ----------------
                                                                                     230,602                  207,859
Less: current portion..............................................                      323                    7,905
                                                                            ----------------         ----------------
                                                                             $       230,279          $       199,954
                                                                            ================         ================

                         COAST HOTELS AND CASINOS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 2 - LONG-TERM DEBT (Continued)

     In January 1996, we issued $175.0 million principal amount of 13% first mortgage notes. Additionally, in November 1997, we issued $16.8 million principal amount of 10-7/8% first mortgage notes. In March 1999, we issued $175.0 million principal amount of 9.5% senior subordinated notes with interest payable on April 1 and October 1 beginning October 1, 1999 and entered into a $75.0 million senior secured revolving credit facility due 2004 to facilitate a refinancing. The credit facility can be increased to $200 million with lender approval. Borrowings under the credit facility bear interest, at the Company's option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). As of June 30, 1999 the interest rate was 7.06%. The Company incurs an annual commitment fee on the unused portion of the credit facility.

     With the proceeds from the senior subordinated notes and borrowings under the credit facility, we repurchased substantially all of the outstanding 13% first mortgage notes and all of the 10-7/8% first mortgage notes and amended the indenture under which the 13% first mortgage notes were issued to eliminate substantially all of its restrictive covenants. Approximately $2.0 million in principal amount of the 13% first mortgage notes remain outstanding and are governed by the terms of the amended indenture. In connection with the repurchase of the 13% notes and the 10-7/8% notes, we incurred repurchase premiums of $31.0 million and $2.1 million, respectively. The repurchase premiums and the write-offs of unamortized debt issuance costs and original issue discount resulted in an extraordinary loss of $27.0 million, net of applicable income tax benefit of $14.5 million.

     The availability under the $75.0 million credit facility will be reduced in quarterly amounts beginning in the fiscal quarter ending June 30, 2001. The initial advance of $47.0 million under the new credit facility was used in connection with the repurchase of the 13% first mortgage notes and the 10-7/8% first mortgage notes. Subsequent advances under the new credit facility may be used for working capital, general corporate purposes, construction of our new property (the Suncoast) and certain improvements to our existing properties. As of June 30, 1999, we have $26.0 million available for borrowing under the $75.0 million credit facility.

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Results of Operations

     The following table sets forth, for the periods indicated, certain financial information regarding the results of operations of the Company:


                                                             Three Months Ended                  Six Months Ended
                                                                  June 30,                          June 30,
                                                   --------------------------------   -----------------------------------
                                                        1999             1998               1999               1998
                                                   ---------------  ---------------   ---------------    ---------------
Hotel-casino operations:
 Net operating revenues........................     $       88,558   $       79,983    $      178,624     $      160,997
 Operating expenses............................             73,556           68,468           145,330            136,683
                                                   ---------------  ---------------   ---------------    ---------------
Operating income from hotel-casino operations..             15,002           11,515            33,294             24,314
Corporate expenses (1).........................              2,141            1,679             4,797              3,396
                                                   ---------------  ---------------   ---------------    ---------------
Total operating income.........................     $       12,861   $        9,836    $       28,497     $       20,918
                                                   ===============  ===============   ===============    ===============

EBITDA, hotel-casino operations (2)............     $       20,596   $       17,057    $       44,335     $       34,954
                                                   ===============  ===============   ===============    ===============
EBITDA, total (including corporate) (2)........     $       19,093   $       15,754    $       40,904     $       32,312
                                                   ===============  ===============   ===============    ===============

(1) Corporate expenses include corporate general and administrative expenses, depreciation and amortization and land lease expenses, both cash and deferred, on the Suncoast land. Land lease expenses on the Suncoast land were not included in Coast Hotels corporate expenses until July 1998, at which time Coast Resorts transferred its interest in Coast West to Coast Hotels.

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

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998 and Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Net revenues in the quarter ended June 30, 1999 were $88.6 million compared to $80.0 million in the same quarter in 1998, an increase of 10.7%. For the first six months of 1999, net revenues were $178.6 million, an increase of 10.9% over revenues of $161.0 million in the same period in 1998. Second quarter operating income was $12.9 million compared to 1998 second quarter operating income of $9.8 million, an increase of 30.7%. For the six months ended June 30, 1999, operating income was $28.5 million, an increase of 36.2% over operating income of $20.9 million in the same period in 1998. Net income for the quarter ended June 30, 1999 was $4.7 million compared to $2.3 million in the same quarter of 1998, an increase of 106.7%. An extraordinary item of $27.0 million, net of income tax benefit, from the early retirement of debt in the quarter ended March 31, 1999, resulted in a net loss of $16.0 million in the first six months of 1999, compared to net income of $5.1 million in the first six months of 1998. Net income before extraordinary item for the six months ended June 30, 1999 was $11.0 million, a 116.5% increase compared to the same period in 1998.

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations (Continued)

Results of Operations (Continued)

     Casino. Casino revenues in the quarter ended June 30, 1999 were $64.6 million, an increase of 11.6% compared to casino revenues of $57.9 million in the same quarter in 1998. The increase was primarily due to the continued improvement in slot revenues at The Orleans and the Gold Coast, up 28.8% and 12.2%, respectively, over the second quarter in 1998 as a result of increased customer volume. Year-to-date, casino revenues were $130.6 million, an increase of 11.6% over casino revenues of $117.0 million in the first six months of 1998, due primarily to the increased slot revenues discussed above.

     Casino expenses in the quarter ended June 30, 1999 increased by 5.5% over the same quarter in 1998, primarily due to increased promotional expenses. This increase in expenses was partially offset by the 11.6% increase in casino revenues discussed above, resulting in a casino operating margin of 50.4% compared to 47.5% in the second quarter of 1998. For the six months ended June 30, 1999, casino expenses increased 3.6%, primarily due to increased promotional expenses. For the six months ended June 30, 1999, the casino operating margin increased to 50.9% from 47.1% in the same period in 1998.

     Food and Beverage. Food and beverage revenues were $17.8 million in the second quarter of 1999 compared to $16.2 million in 1998, an increase of 10.1%. For the six months ended June 30, 1999, food and beverage revenues were $35.6 million, increasing 8.6% over 1998 six month revenues of $32.8 million. Each of our hotel-casino properties showed increases that were consistent with overall increases in customer volume.

     Food and beverage expenses were $12.7 million in the second quarter of 1999 compared to $11.8 million in the second quarter of 1998, an increase of 7.0%. Second quarter food and beverage operating margin improved to 29.0% from 26.9% in the prior year, primarily as a result of a continued focus on food cost control. For the six months ended June 30, 1999, food and beverage expenses increased 3.7%. This increase was partially offset by the 8.6% increase in revenues, resulting in a food and beverage operating margin of 31.4% compared to 28.1% in the first six months of 1998.

     Hotel. Hotel room revenues were $7.5 million in the three months ended June 30, 1999, an increase of 2.3% over 1998 revenues of $7.3 million. Each of our three hotel properties continued to experience strong room occupancy percentages, with a combined occupancy rate of 97.6% for the quarter compared to 93.0% in the second quarter of 1998. The increase in occupancy in the quarter was partially offset by slight decreases in average room rates at each of our properties. For the six months ended June 30, 1999, hotel room revenues were $15.3 million compared to $14.2 million in the first six months of 1998. The combined occupancy rate for our three hotel properties for the first six months of 1999 was 96.6% compared to 90.8% in 1998. For the six month period, room rates at The Orleans and the Barbary Coast were slightly higher than in the first six months of 1998, and rates at the Gold Coast were slightly lower.

     Other. Other revenues were $7.1 million for the three months ended June 30, 1999, an increase of 19.4% over 1998 other revenues of $6.0 million. The increase was primarily due to increased showroom and special events revenues at The Orleans. Costs related to the other revenues increased 16.9%, primarily due
to increased entertainers' fees in the Orleans showroom.   For the six months
ended June 30, 1999, other revenues were $14.2 million compared to $12.1 million in the first six months of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

     General and Administrative. General and administrative expenses were $15.6 million in the second quarter of 1999, an increase of 12.0% over 1998 expenses of $13.9 million. The increase was due, in part, to wage and benefit increases at our three hotel-casinos and higher property taxes. Additionally, an expansion completed in May 1999 at The Orleans resulted in higher utility costs and increased staffing in several ancillary departments. For the six months ended June 30, 1999, general and administrative expenses were $31.0 million compared to $27.6 million in the same period in 1998, an increase of 12.4%.

     Deferred Rent. Deferred rent increased from $594,000 in 1998 to $914,000 in 1999 as a result of Coast Hotels assuming the Coast West lease from Coast Resorts in July 1998. For the same reason, deferred rent in the six months ended June 30, 1999 was $1.9 million compared to $1.2 million in the six months ended June 30, 1998.

     Interest expense. Interest expense was lower in the second quarter and in the first six months of 1999 compared to the same periods in 1998, primarily as a result of the refinancing in March 1999 that reduced the weighted average interest rate on our outstanding indebtedness to approximately 9.0% from approximately 12.4% at December 31, 1998.

Liquidity and Capital Resources

     Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $34.8 million in the six months ended June 30, 1999, compared to $13.9 million in the same period in 1998. The increase was due primarily to the increased operating profitability of Coast Hotels.

     Our estimated cash requirements for 1999, in addition to interest payments on outstanding indebtedness, include principal payments of approximately $15.6 million on notes payable, $15.4 million paid in the six months ended June 30, 1999, $11.9 million in principal payments were made for repayment of the original Orleans equipment notes. Additional cash requirements include land lease payments of approximately $4.6 million (including $2.3 million paid in the six months ended June 30, 1999), and budgeted capital expenditures of approximately $24.6 million. Of the budgeted capital expenditures, we incurred $17.9 million in the six months ended June 30, 1999, including $10.6 million related to an expansion project at The Orleans which was completed in May 1999. Included in the $24.6 million capital expenditure budget is $11.0 million for maintenance capital expenditures, including $7.3 million expended in the first six months. For 1998, maintenance capital expenditures were approximately $13.0 million, of which $7.8 million was expended in the first six months. We believe that existing cash balances, operating cash flow and borrowings from our $75 million credit facility will provide sufficient resources to meet our debt and lease payment obligations and foreseeable capital expenditure requirments at our exsiting properties.

     In January 1996, we issued $175.0 million principal amount of 13% first mortgage notes. Additionally, in November 1997, we issued $16.8 million principal amount of 10-7/8% first mortgage notes. In March 1999, we issued $175.0 million principal amount of 9.5% senior subordinated notes with interest payable on April 1 and October 1 beginning October 1, 1999 and entered into a $75.0 million senior secured revolving credit facility due 2004 to facilitate a refinancing. The credit facility can be increased to $200 million with lender approval. Borrowings under the credit facility bear interest, at the Company's option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). As of June 30, 1999 the interest rate was 7.06%. The company incurs an annual commitment fee on the unused portion of the credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

     With the proceeds from the senior subordinated notes and borrowings under the credit facility, we repurchased substantially all of the outstanding 13% first mortgage notes and all of the 10-7/8% first mortgage notes and amended the indenture under which the 13% first mortgage notes were issued to eliminate substantially all of its restrictive covenants. Approximately $2.0 million in principal amount of the 13% first mortgage notes remain outstanding and are governed by the terms of the amended indenture. In connection with the repurchase of the 13% notes and the 10-7/8% notes, we incurred repurchase premiums of $31.0 million and $2.1 million, respectively. The repurchase premiums and the write-offs of unamortized debt issuance costs and original issue discount resulted in an extraordinary loss of $27.0 million, net of applicable income tax benefit of $14.5 million, which was reflected in the first quarter of 1999.

     The availability under the $75.0 million credit facility will be reduced in quarterly amounts beginning in the fiscal quarter ending June 30, 2001. The initial advance of $47.0 million under the new credit facility was used in connection with the repurchase of the 13% first mortgage notes and the 10-7/8% first mortgage notes. Subsequent advances under the new credit facility may be used for working capital, general corporate purposes, construction of our new property, the Suncoast, and certain improvements to our existing properties. As of June 30, 1999, we have $26.0 million available for borrowing under the $75.0 million credit facility.

     In July 1999, we began construction of our newest hotel-casino, the Suncoast, which has an estimated construction and development budget of $175.0 million. We do not yet have adequate financing in place to construct and open the Suncoast, but are negotiating with our bankers to increase availability under the $75 million credit facility to $200 million to finance that construction. No such agreement has been finalized, and is subject to approval by the lenders and the Company. We cannot assure you that we will be able to obtain the increase in the new credit facility or that it will be available on acceptable terms. If we are unable to increase availability under the credit facility, we will be required to obtain financing from another source. We cannot assure you that we will be able to arrange alternative financing.

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

     As of June 30, 1999, we have identified and updated or are in the process of updating those systems and programs that we deem most critical to the day-to-day operations of our hotel-casinos. We currently use Year 2000 compliant software for our accounting, human resources, payroll, inventory and purchasing systems. Based on representations from our vendors, we anticipate that our other essential computer systems, including our hotel front desk and reservations, retail point of sale, bowling center, race and sports wagering and casino player tracking and marketing systems, will be Y2K compliant by July 1999, although no assurances can be made to that effect. We estimate that the total cost to identify and correct potential Y2K problems will be approximately $1.6 million, approximately $400,000 of which had been spent as of June 30, 1999. All costs related to software modification, as well as all costs associated with our Y2K project, are being expensed as incurred and are included in the cost estimate referred to above. We are currently developing contingency plans for specific areas of our operations. Such plans include the training of employees in the implementation of manual procedures for gaming operations, the selection of alternative vendors and the testing of back-up electrical power generators. We will continue to assess Y2K risk and develop contingency plans.

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations (Continued)

Accounting Pronouncements

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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K:

(a)       Exhibits.

          27. Financial Data Schedule.

(b)       Reports on Form 8-K.

          On July 6, 1999, the Company filed a Form 8-K dated June 22, 1999 under Item 5, Other Events, with respect to the commencement of the Company's offer to exchange up to $175.0 million principal amount of newly issued 9-1/2% Senior Subordinated Notes Due 2009 for a like amount of its outstanding privately placed 9-1/2% Senior Subordinated Notes Due 2009.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 1999           COAST HOTELS AND CASINOS, INC., a Nevada
                                 corporation

                                  By: /s/ Gage Parrish
                                      ---------------------------------
                                      Gage Parrish
                                      Vice President and Chief Financial Officer