Form 10-Q
period 2000-06-30
COAST HOTELS & CASINOS INC
filed 2000-08-14
CIK 1013559

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

 (Mark One)
      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---                      EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2000

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---                      EXCHANGE ACT OF 1934
          For the Transition Period from ________________ to ________________


                         Commission file number 0-26922

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

                  APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Shares of Common Stock outstanding as of August 14, 2000:  1,000

--------------------------------------------------------------------------------

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.



                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                            CONDENSED BALANCE SHEETS
                    (amounts in thousands, except share data)



                                                    June 30,      December 31,
                                                      2000            1999
                                                   (unaudited)
                                                   -----------     ----------

                       ASSETS

 CURRENT ASSETS:
    Cash and cash equivalents...................... $   28,280     $   38,616
    Accounts receivable, net.......................      4,339          4,212
    Due from Coast Resorts.........................      3,588          2,863
    Other current assets...........................     17,860         16,126
                                                    ----------     ----------
    TOTAL CURRENT ASSETS...........................     54,067         61,817
 PROPERTY AND EQUIPMENT, net.......................    408,708        337,704
 OTHER ASSETS......................................     10,072          8,652
                                                    ----------     ----------
                                                    $  472,847     $  408,173
                                                    ==========     ==========
                  LIABILITIES AND
                STOCKHOLDER'S EQUITY

 CURRENT LIABILITIES:
    Accounts payable............................... $    9,470     $   11,738
    Accrued liabilities............................     32,939         32,781
    Construction accounts payable..................     11,998          8,304
    Current portion of long-term debt..............      5,515          2,473
                                                    ----------     ----------
    TOTAL CURRENT LIABILITIES......................     59,922         55,296
 LONG-TERM DEBT, less current portion..............    274,974        234,766
 DEFERRED INCOME TAXES.............................      4,601          4,222
 DEFERRED RENT.....................................     18,531         16,732
                                                    ----------     ----------
    TOTAL LIABILITIES..............................    358,028        311,016
                                                    ----------     ----------

 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDER'S EQUITY:
    Common stock, $1.00 par value, 25,000 shares
     authorized, 1,000 shares issued and
     outstanding...................................          1              1
    Additional paid-in capital.....................     86,903         86,903
    Retained earnings..............................     27,915         10,253
                                                    ----------     ----------
    TOTAL STOCKHOLDER'S EQUITY.....................    114,819         97,157
                                                    ----------     ----------
                                                    $  472,847     $  408,173
                                                    ==========     ==========

    The accompanying notes are an integral part of these condensed financial statements.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                       CONDENSED STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 2000 and 1999
                             (amounts in thousands)
                                   (unaudited)


                                      Three Months Ended         Six Months Ended
                                           June 30,                  June 30,
                                     ----------------------    ----------------------
                                       2000          1999         2000         1999
                                     ---------    ---------    ---------    ---------
OPERATING REVENUES:
   Casino.........................   $  68,742    $ 64,564    $ 142,766    $ 130,622
   Food and beverage .............      19,104      17,812       38,808       35,586
   Hotel..........................       8,192       7,455       16,506       15,333
   Other..........................       7,205       7,148       14,126       14,194
                                     ---------    --------    ---------    ---------
     GROSS OPERATING REVENUES.....     103,243      96,979      212,206      195,735
   Less:  promotional allowances..      (8,729)     (8,421)     (18,093)     (17,111)
                                     ---------    --------    ---------    ---------
     NET OPERATING REVENUES.......      94,514      88,558      194,113      178,624
                                     ---------    --------    ---------    ---------
OPERATING EXPENSES:
   Casino.........................      33,467      32,052       67,363       64,097
   Food and beverage..............      13,964      12,654       27,310       24,430
   Hotel..........................       3,198       3,214        6,363        6,255
   Other..........................       5,913       5,978       11,505       11,947
   General and administrative.....      15,939      15,567       32,221       30,991
   Pre-opening expenses...........         874          --        1,142           --
   Deferred rent..................         519         914        1,039        1,879
   Depreciation and amortization..       5,477       5,318       10,988       10,528
                                     ---------    --------    ---------    ---------
    TOTAL OPERATING EXPENSES......      79,351      75,697      157,931      150,127
                                     ---------    --------    ---------    ---------
OPERATING INCOME..................      15,163      12,861       36,182       28,497
                                     ---------    --------    ---------    ---------
OTHER INCOME (EXPENSES)
   Interest expense, net..........      (6,199)     (5,186)     (11,937)     (11,486)
   Interest capitalized...........       1,865          --        2,835           --
   Gain on disposal of assets.....           8          14            8           14
                                     ---------    --------    ---------    ---------
TOTAL OTHER INCOME (EXPENSES).....      (4,326)     (5,172)      (9,094)     (11,472)
                                     ---------    --------    ---------    ---------
INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY ITEM................      10,837       7,689       27,088       17,025
                                     ---------    --------    ---------    ---------
Income tax provision..............       3,817       2,963        9,426        5,976
                                     ---------    --------    ---------    ---------
INCOME BEFORE EXTRAORDINARY ITEM..       7,020       4,726       17,662       11,049
                                     ---------    --------    ---------    ---------
Extraordinary item - loss on early
 retirement of debt, net of
 applicable income tax benefit
 ($14,543)........................          --          --           --      (27,007)
                                     ---------    --------    ---------    ---------
NET INCOME (LOSS).................   $   7,020    $  4,726    $  17,662    $ (15,958)
                                     =========    ========    =========    =========


The accompanying notes are an integral part of these condensed financial statements.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2000 and 1999
                             (amounts in thousands)
                                   (unaudited)


                                                             Six Months Ended
                                                                 June 30,
                                                         ----------------------
                                                           2000          1999
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)..................................   $  17,662    $ (15,958)
                                                         ---------    ---------
    ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
     NET CASH PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and amortization....................      10,988       10,528
     Amortization of debt offering costs..............         526           --
     Deferred income taxes............................          54       (4,975)
     Deferred rent....................................       1,799        1,879
     Loss on early retirement of debt.................          --       41,550
     Other non-cash expenses..........................          57          300
     Changes in assets and liabilities:
      Net increase in accounts receivable and other
       assets.........................................      (3,895)      (3,402)
      Net increase (decrease) in accounts payable and
       accrued liabilities............................      (2,110)       4,867
                                                         ---------    ---------
   TOTAL ADJUSTMENTS..................................       7,419       50,747
                                                         ---------    ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES..........      25,081       34,789
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net of amounts in accounts
    payable...........................................     (77,993)     (17,924)
   Proceeds from disposal of assets...................          51           18
                                                         ---------    ---------
   NET CASH USED IN INVESTING ACTIVITIES..............     (77,942)     (17,906)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt, net of
    issuance costs....................................          --      167,960
   Early retirement of debt...........................          --     (223,017)
   Principal payments on long-term debt...............        (350)     (15,388)
   Proceeds from borrowings under bank line of credit.      43,600       59,000
   Repayments of borrowings under bank line of credit.          --      (10,000)
   Advances to Coast Resorts..........................        (725)      (5,924)
                                                         ---------    ---------
   NET CASH PROVIDED BY (USED IN) FINANCING
    ACTIVITIES........................................      42,525      (27,369)
                                                         ---------    ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS.............     (10,336)     (10,486)
CASH AND CASH EQUIVALENTS, at beginning of period.....      38,616       41,595
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS, at end of period...........   $  28,280    $  31,109
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

     o The Orleans Hotel and Casino, opened in December 1996, is located approximately one and one-half miles west of the Las Vegas Strip on Tropicana Avenue.

     o The Gold Coast Hotel and Casino, opened in December 1986, is located approximately one mile west of the Las Vegas Strip on Flamingo Road.

     o The Barbary Coast Hotel and Casino, opened in March 1979, is located on the Las Vegas Strip.

     o On July 1, 1999, we began construction of the Suncoast Hotel and Casino near Summerlin in the west end of the Las Vegas valley. The Suncoast, with a construction budget of $185 million, is expected to open in September 2000.

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

                         COAST HOTELS AND CASINOS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 2 - LONG-TERM DEBT
    Long-term debt consists of the following as of June 30, 2000 and December 31, 1999:

                                                        June 30,   December 31,
                                                          2000         1999
                                                      (unaudited)
                                                      -----------   -----------
                                                            (in thousands)

9.5% senior subordinated notes due April 2009.....    $  175,000   $  175,000

$200.0 million reducing revolving credit
 facility due April 2004, collateralized by
 substantially all of the assets of Coast Hotels
 and Casinos, Inc.................................        98,600       55,000

13% first mortgage notes due December 2000,
 with interest payable semiannually on June 15
 and December 15..................................         1,960        1,960

8.6% note due August 11, 2007, payable in
 monthly installments of $26,667 principal
 plus interest on remaining principal balance,
 collateralized by 1980 Hawker aircraft...........         2,293        2,453

7.5% notes, payable in monthly installments of
 interest only, with all principal and any unpaid
 interest due December 31, 2001. The notes are
 uncollateralized and are payable to the former
 partners of Barbary Coast and Gold Coast.........         1,975        1,975

Other notes payable...............................           661          851
                                                      ----------   ----------
                                                         280,489      237,239
Less: current portion.............................         5,515        2,473
                                                      ----------   ----------
                                                      $  274,974   $  234,766
                                                      ==========   ==========

                         COAST HOTELS AND CASINOS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 2 - LONG-TERM DEBT (Continued)

    In March 1999, we issued $175.0 million principal amount of 9.5% senior subordinated notes with interest payable on April 1 and October 1, beginning October 1, 1999, and entered into a $75.0 million senior secured revolving credit facility due 2004 to facilitate a refinancing. Availability under the credit facility was increased to $200.0 million in September 1999. Coast Resorts is a guarantor of the indebtedness under both of these debt agreements. Borrowings under the credit facility bear interest, at our option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). As of June 30, 2000 the interest rate was 8.40%. We incur a commitment fee, payable quarterly in arrears, on the unused portion of the credit facility. This variable fee is currently at the maximum rate of 0.5% per annum times the average unused portion of the facility.

    With the proceeds from the senior subordinated notes and borrowings under the credit facility, we repurchased substantially all of the $175.0 million principal amount outstanding of 13% first mortgage notes and all $16.8 million principal amount outstanding of 10-7/8% first mortgage notes and amended the indenture under which the 13% first mortgage notes were issued to eliminate substantially all of its restrictive covenants. Approximately $2.0 million in principal amount of the 13% first mortgage notes remains outstanding and is governed by the terms of the amended indenture. We are required by the indenture for the 9.5% senior subordinated notes to redeem the 13% first mortgage notes that remain outstanding no later than December 15, 2000 at a redemption price of 106.5% of the principal amount, plus any accrued and unpaid interest. Interest on the remaining $2.0 million of the first mortgage notes is payable semiannually on June 1 and December 1. In connection with the repurchase of the 13% notes and the 10-7/8% notes, we incurred repurchase premiums of $31.0 million and $2.1 million, respectively. The repurchase premiums and the write-offs of unamortized debt issuance costs and original issue discount resulted in an extraordinary loss of $27.0 million in the six months ended June 30, 1999, net of applicable income tax benefit of $14.5 million.

    The availability under the $200.0 million credit facility will be reduced quarterly beginning in the fiscal quarter ending September 30, 2001. The initial advance of $47.0 million under the credit facility was used in connection with the repurchase of the 13% first mortgage notes and the 10-7/8% first mortgage notes. Subsequent advances under the credit facility may be used for working capital, general corporate purposes, construction of the Suncoast and certain improvements to our existing properties. As of June 30, 2000, we had $98.6 million outstanding under the credit facility.

    The $200.0 million senior secured revolving credit facility agreement contains covenants that, among other things, limit our ability to pay dividends or make advances to Coast Resorts, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets. Additionally, the loan agreement requires that we maintain certain financial ratios with respect to leverage and fixed charge coverage. We are also subject to certain covenants associated with the indenture governing the $175.0 million principal amount of senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. We believe that, at June 30, 2000, we were in compliance with all covenants and required ratios.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   The following table sets forth, for the periods indicated, certain financial information regarding our results of operations:

                                        Three Months Ended       Six Months Ended
                                             June 30,                June 30,
                                      ------------------------------------------------
                                         2000        1999        2000        1999
                                      ------------------------------------------------
                                          (in thousands)          (in thousands)
                                            (unaudited)             (unaudited)
Hotel-casino operations:
   Net operating revenues.................  $ 94,514   $ 88,558   $194,113   $178,624
   Operating expenses.....................    78,380     73,556    155,440    145,330
                                            --------   --------   --------   --------
 Operating income from hotel-casino
  operations..............................    16,134     15,002     38,673     33,294
Corporate expenses (1)....................       971      2,141      2,491      4,797
                                            --------   --------   --------   --------
Total operating income....................  $ 15,163   $ 12,861   $ 36,182   $ 28,497
                                            ========   ========   ========   ========
EBITDA, hotel-casino operations (2).......  $ 22,922   $ 20,596   $ 51,590   $ 44,335
                                            ========   ========   ========   ========
EBITDA, total (including corporate) (2)...  $ 22,033   $ 19,093   $ 49,351   $ 40,904
                                            ========   ========   ========   ========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999 and Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

    Net revenues in the quarter ended June 30, 2000 were $94.5 million compared to $88.6 million in the same quarter in 1999, an increase of 6.7%, primarily due to improved casino revenues at each of our hotel-casinos. Revenues were higher at all three of our hotel-casino properties. Second quarter operating income was $15.2 million compared to 1999 second quarter operating income of $12.9 million, an increase of 17.9%. Operating income improvements at each of our three existing hotel-casinos were partially offset by $874,000 of pre-opening expenses related to our newest hotel-casino, the Suncoast, which is expected to open in the fall of 2000. Net income improved to $7.0 million in the second quarter of 2000, compared to net income of $4.7 million in the second quarter of 1999.

    In the six months ended June 30, 2000, net revenues were $194.1 million compared to $178.6 million in the first six months of 1999, an increase of 8.7%, primarily due to improved casino revenues at each of our hotel-casinos. Operating income was $36.2 million in the six-month period ended June 30, 2000 compared to $28.5 million in the first six months of 1999. Operating income improved at each of our three existing hotel-casinos, but was partially offset by pre-opening expenses of $1.1 million related to the Suncoast. Net income was $17.7 million in the first six months of 2000 compared to a net loss of $16.0 million in the first six months of 1999. The loss in the first half of 1999 was primarily due to a one-time charge of $27.0 million, net of income tax benefit, as a result of the early retirement of debt in March 1999. Net income before the extraordinary charge was $11.0 million in the first six months of 1999.

    Casino. Casino revenues in the quarter ended June 30, 2000 were $68.7 million compared to $64.6 million in 1999, an increase of 6.5%. Casino revenues improved at all three of our hotel-casinos, primarily due to improved customer wagering volume in our table games and slot machine areas. In the first six months of 2000, casino revenues were $142.8 million compared to $130.6 million in the first six months of 1999, an increase of 9.3%. The increase was attributable to improved customer wagering volume at each of our three hotel-casinos.

    Casino expenses in the quarter ended June 30, 2000 increased by 4.4% over the same quarter in 1999, primarily due to increased promotional expenses at the Gold Coast and the Orleans. The casino operating margin improved in the second quarter of 2000 to 51.3% compared to 50.4% in the second quarter of 1999. Year-to-date, casino expenses increased by 5.1% over the first six months of 1999, and the casino operating margin improved to 52.8% for the period compared to 50.9% in the prior year.

    Food and Beverage. Food and beverage revenues were $19.1 million in the quarter ended June 30, 2000 compared to $17.8 million in 1999, an increase of 7.3%. The increase was primarily due to increased customer volume and higher prices at the Orleans' new buffet that opened in May 1999, as well as the addition in April 2000 of two new restaurants at the Orleans. Year-to-date, food and beverage revenues were $38.8 million compared to $35.6 million in 1999, an increase of 9.1%. The increase was attributable to the expanded buffet and the two new restaurants at the Orleans.

    Food and beverage expenses in the three months ended June 30, 2000 increased by 10.4% over the same period in 1999, primarily due to increased staffing and higher food costs in the Orleans' new buffet, as well as expenses related to the two new restaurants that opened in the quarter. Year-to-date, food and beverage expenses increased by 11.8%, primarily due to the new restaurants discussed above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

    Hotel. Hotel room revenues were $8.2 million in the three months ended June 30, 2000, an increase of 9.9% over 1999 revenues of $7.5 million, despite a slight decrease in room occupancy percentages that we believe is attributable to increased competition from three new hotel-casinos opened in 1999 on the Las Vegas Strip. An increase in average daily room rates from $50 in the second quarter of 1999 to $56 in the second quarter of 2000 contributed to the increased revenues. Hotel operating margins improved to 61.0% from 56.9% in the second quarter of 1999 as revenues increased and expenses remained flat compared to the prior year.

    In the first six months of 2000, hotel revenues were $16.5 million compared to $15.3 million in the same period in 1999, an increase of 7.7%. A slight decline in occupancy percentages at each of our three hotels was offset by an increase in the average daily room rates from $53 in the first half of 1999 to $58 in the first half of 2000. Hotel operating margins improved to 61.5% in the first half of 2000 compared to 59.2% in the first half of 1999, due to the increased revenues and only a slight (1.7%) increase in expenses.

    Other. Other revenues were relatively flat compared to the prior year, up 0.8% in the second quarter and down 0.5% in the first six months. Other expenses declined 1.1% in the second quarter and 3.7% year-to-date, primarily due to a decline in entertainers' fees at the Orleans as a result of fewer nights booked in the showroom.

    General and Administrative. General and administrative expenses increased 2.4% to $15.9 million in the second quarter of 2000 compared to $15.6 million in 1999. In the six months ended June 30, 2000, general and administrative expenses were $32.2 million compared to $31.0 million in the same period in 1999, an increase of 4.0%. The increases were due, in part, to July 1999 wage increases at our three hotel-casinos. Additionally, an expansion completed in May 1999 at the Orleans resulted in higher utility costs and increased staffing in several ancillary departments. General and administrative expenses include cash rent expense of $675,000 and $1.2 million in the second quarters of 2000 and 1999, respectively. Cash rent was $1.4 million in the first six months of 2000 and $2.3 million in the first six months of 1999. Cash rent is lower in 2000 because rent on the Suncoast land has been capitalized since July 1999, when construction of that project commenced.

    Pre-opening Costs. Pre-opening costs related to the development of the Suncoast are expensed as incurred. These costs were $874,000 and $1.1 million in the three months and six months ended June 30, 2000, respectively. There were no pre-opening costs in the first six months of 1999.

    Deferred Rent. Deferred rent in the second quarter of 2000 was $519,000 compared to $914,000 in the second quarter of 1999. Year-to-date, deferred rent was $1.0 million in 2000 compared to $1.9 million in the first six months of 1999. The decrease in deferred rent is due to the capitalizing of rent on the Suncoast land described above.

    Depreciation and Amortization. Depreciation and amortization expense was $5.5 million in the second quarter of 2000 compared to $5.3 million in 1999. In the six months ended June 30, 2000, depreciation and amortization expense was $11.0 million compared to $10.5 million in the six months ended June 30, 1999. The increases were primarily due to the addition of new equipment at each of our hotel-casino properties.

Liquidity and Capital Resources

    Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $25.1 million in the six months ended June 30, 2000 compared to $34.8 million in 1999.

    Cash used in investing activities in the six months ended June 30, 2000 was $77.9 million and was primarily for capital expenditures, including $65.2 million for the ongoing construction of the Suncoast. Our anticipated capital expenditures for 2000 are $162.8 million, including $149.9 million for construction of the Suncoast, $9.7 million for maintenance capital expenditures at our three existing hotel-casinos and $3.2 million for various projects, including new restaurants at the Orleans and a remodeling of the bowling center at the Gold Coast. Cash used in investing activities in the first six months of 1999 was $17.9 million, primarily for capital expenditures.

    Cash provided by financing activities was $42.5 million in the first six months of 2000, primarily from borrowings under our $200.0 million line of credit. In the first six months of 1999, cash used in financing activities was $27.4 million, due primarily to a refinancing of our debt. In March 1999, we issued $175.0 million principal amount of 9.5% senior subordinated notes with interest payable on April 1 and October 1 beginning October 1, 1999 and entered into a $75.0 million senior secured revolving credit facility due 2004 to facilitate a refinancing. Availability under the credit facility was increased to $200.0 million in September 1999. Borrowings under the credit facility bear interest, at our option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). As of June 30, 2000, the interest rate was 8.40%. We incur a commitment fee, payable quarterly in arrears, on the unused portion of the credit facility. This variable fee is currently at the maximum rate of 0.5% per annum times the average unused portion of the facility.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

    The availability under the $200.0 million credit facility will be reduced in quarterly amounts beginning in the fiscal quarter ending September 30, 2001. The initial advance of $47.0 million under the credit facility was used in connection with the repurchase of the 13% first mortgage notes and the 10-7/8% first mortgage notes. Subsequent advances under the credit facility may be used for working capital, general corporate purposes, construction of the Suncoast, and certain improvements to our existing properties. As of June 30, 2000, we had $98.6 million outstanding under the $200.0 million credit facility.

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

       Not applicable.

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


Date:  August 14, 2000                  COAST HOTELS AND CASINOS, INC., a Nevada
                                        corporation


                                        By:   /s/ Gage Parrish..
                                              ------------------
                                              Gage Parrish
                                              Vice President and Chief Financial
                                              Officer