Form 10-K
period 2000-12-31
COAST HOTELS & CASINOS INC
filed 2001-04-02
CIK 1013559

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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

               4500 West Tropicana Avenue, Las Vegas, Nevada 89103 (Address of principal executive offices)(Zip code)

       Registrant's telephone number, including area code: (702) 365-7000

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The number of shares of the Registrant's Common Stock outstanding as of March 30, 2001 was 1,000 shares, none of which was held by non-affiliates of the Registrant.

                         COAST HOTELS AND CASINOS, INC.

                                Table of Contents

                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 2000

                                                                            PAGE
                                     PART I
Item 1.  Business ..........................................................   1

Item 2.  Properties ........................................................  10

Item 3.  Legal Proceedings .................................................  11

Item 4.  Submission of Matters to a Vote of Security Holders ...............  11

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters ...........................................................  12

Item 6.  Selected Historical Financial Data ................................  12

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .............................................  14

Item 7A. Quantitative and Qualitative Disclosures about Market Risk ........  20

Item 8.  Financial Statements and Supplementary Data .......................  20

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ..............................................  20

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ................  21

Item 11. Executive Compensation ............................................  23

Item 12. Security Ownership of Certain Beneficial Owners and Management ....  25

Item 13. Certain Relationships and Related Transactions ....................  26

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ...  28

                                     PART I

Item 1. Business

The Company

    We are a Nevada corporation and a wholly owned subsidiary of Coast Resorts, Inc. We own and operate four Las Vegas hotel-casinos:

o The Orleans Hotel and Casino, which opened in December 1996, is located approximately one and one-half miles west of the Las Vegas Strip on Tropicana Avenue.

o The Gold Coast Hotel and Casino, which opened in December 1986, is located approximately one mile west of the Las Vegas Strip on Flamingo Road.

o The Suncoast Hotel and Casino, which opened in September 2000, is located near Summerlin in the west end of the Las Vegas valley, approximately nine miles from the Las Vegas Strip.

o The Barbary Coast Hotel and Casino, which opened in March 1979, is located on the Las Vegas Strip.

    The following chart provides certain information about our properties as of December 31, 2000:

                            Casino    Slots
                     Hotel  Square     and    Gaming
    Property         Rooms  Footage   Video   Tables
                                      Poker
                     -----  -------   -----   ------
The Orleans.......    840   105,000   2,450      63
Gold Coast........    712    70,000   1,900      44
Suncoast..........    203    78,000   2,077      50
Barbary Coast.....    197    30,000     672      36

    Our principal executive office is located at 4500 West Tropicana Road, Las Vegas, Nevada 89103. The telephone number is (702) 365-7000.

Business and Marketing Strategy

    Our business and marketing strategy is to attract gaming customers to our casinos by offering consistently high quality gaming, hotel, entertainment and dining experiences at affordable prices. We emphasize attracting and retaining repeat customers. Our primary target market for The Orleans, the Gold Coast and the Suncoast consists of value-oriented local middle-market customers who gamble frequently. The Barbary Coast's customer base is primarily composed of visitors to the Las Vegas area.

    While a significant portion of our customers are local residents, the same factors that appeal to local residents also appeal to visitors to Las Vegas, including better odds on slot and video poker machines and lower minimum wager limits on our table games than those traditionally found at Strip casinos. In addition to the growing local resident market, Las Vegas is one of the fastest growing entertainment markets in the United States.

    We believe that the most important factors in successfully operating our casinos are convenient locations with easy access, a friendly atmosphere, a value-oriented approach and high quality entertainment and amenities.
Additionally, we offer Las Vegas visitors spacious, well-appointed and competitively priced guest rooms.

o Convenient, Strategic Locations. The Orleans and the Gold Coast are easily accessible and offer ample parking, providing our customers with convenient alternatives to the congestion on the Strip. The Suncoast has a suburban location conveniently located adjacent to the fast-growing Summerlin master-planned community. The Barbary Coast is located on the corner of the Strip and Flamingo Road.

o Friendly Atmosphere. A key element of our strategy is to provide patrons with friendly, personal service that is designed to foster customer loyalty and generate repeat business. Locals appreciate a friendly, casual gaming environment where employees make them feel at home.

o Value. We offer value to our gaming patrons by providing slot and video poker machines with better odds than those traditionally found at Strip casinos. Locals' perception of value is also influenced by such things as slot clubs that reward frequent play. We also offer value in our many restaurants and bars, where patrons are served their favorite beverages and generous portions of quality food at attractive prices.

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

o Tourist Customers. Las Vegas is one of the fastest growing entertainment markets in the United States. The same factors that appeal to local residents also appeal to visitors to Las Vegas, including better odds and lower minimum wager limits than those traditionally found at Strip casinos. Additionally, our casinos are strategically situated to benefit from the growing visitor market, with the Gold Coast and The Orleans each located within two miles of the Strip and the Barbary Coast located at one of the busiest corners on the Strip.

Casino Properties

    The Orleans. The Orleans is strategically located on Tropicana Avenue, a short distance from the Las Vegas Strip and McCarran International Airport. The Orleans provides an upscale, off-Strip experience in an exciting New Orleans French Quarter-themed environment.

    The Orleans features an approximately 105,000 square foot casino, including approximately 2,450 slot machines, 63 table games, a keno lounge, a poker parlor and race and sports books. The Orleans has 840 hotel rooms, 12 ``stadium seating'' first-run movie theaters, a 70-lane bowling center, approximately 40,000 square feet of banquet and meeting facilities, including an approximately 17,000 square foot grand ballroom, four full-service restaurants and a multi-station buffet, specialty themed bars, a swimming pool, a barber shop, a beauty salon, a child care facility, a video arcade and approximately 4,000 parking spaces. The Orleans also includes an 850-seat theater that features headliner entertainment and other special events, allowing us to attract more tourists who would otherwise gamble at Strip casinos.

    In January 2001, we announced a $100 million expansion of The Orleans. The project is expected to be completed in phases through the end of 2002. Featured in the expansion will be a special-events arena, a 620-room hotel tower, a 2,600-car parking garage, six additional movie theaters, two restaurants and an Irish pub. Approximately 40,000 square feet of new gaming area and public space will also be created for future use.

    Gold Coast. The Gold Coast is located on West Flamingo Road approximately one mile west of the Las Vegas Strip and one-quarter mile west of Interstate 15, the major highway linking Las Vegas and Southern California, offering easy access from all four directions in the Las Vegas valley.

    The Gold Coast features an approximately 70,000 square foot casino, including approximately 1,900 slot machines, 44 table games, a keno lounge, a 160-seat race and sports book and a 700-seat bingo parlor. Our eleven-story tower includes 712 hotel rooms and suites, a swimming pool and fitness center. The Gold Coast features three full-service restaurants, a 380-seat buffet restaurant, a fast-food restaurant, a snack bar and an ice cream parlor. Entertainment amenities include a 72-lane bowling center, approximately 10,000 square feet of banquet and meeting facilities, four bars, two entertainment lounges and a showroom/dance hall featuring live musical entertainment. Other amenities include a gift shop, a liquor store, a travel agency, an American Express office, a Western Union office, a beauty salon, a barber shop, a child care facility and over 3,000 parking spaces.

   In the fourth quarter of 2000, we commenced a $20 million expansion and remodel of the Gold Coast. The project will include a new, expanded buffet, a sports bar, an Asian-themed restaurant, 10,000 square feet of additional meeting space, the refurbishing of our standard hotel guest rooms and the redesign of most of the Gold Coast's public areas. We expect to complete the project by the end of 2001.

    Suncoast. The Suncoast serves one of the fastest growing areas of the Las Vegas valley and is located on approximately 50 acres in Peccole Ranch, a master-planned community adjacent to Summerlin. The Suncoast is strategically located at the intersection of Rampart Boulevard and Alta Drive, readily accessible from most major points in Las Vegas, including downtown (approximately eight miles) and the Strip (approximately nine miles).

    The Suncoast is a Mediterranean-themed facility featuring approximately 78,000 square feet of casino space, including approximately 2,077 slot machines, 50 table games, a 150-seat race and sports book and a 600-seat bingo parlor. The Suncoast has 203 spacious hotel rooms and suites, approximately 25,000 square feet of banquet and meeting facilities, 16 ``stadium seating'' movie theaters, five full-service restaurants, a 64-lane bowling center and approximately 6,000 parking spaces. A swimming pool is expected to be completed in the second quarter of 2001. The Suncoast hotel tower was built to accommodate approximately 200 additional hotel rooms, and we commenced construction of those rooms in the first quarter of 2001.

    Barbary Coast. The Barbary Coast is located at the intersection of Flamingo Road and Las Vegas Boulevard, one of the busiest intersections on the Strip, along with Caesars Palace, Bally's Las Vegas and Bellagio. Historically, the Barbary Coast has relied on foot traffic on the Las Vegas Strip for a significant amount of its revenues. As a result, the Barbary Coast's customer base is primarily visitors to the Las Vegas area. In addition to its favorable location on the Strip, the Barbary Coast has also benefited from its more intimate gaming atmosphere, allowing it to develop a loyal base of table games and slot customers.

    The Barbary Coast features an approximately 30,000 square foot casino, including approximately 672 slot machines, 36 table games, a race and sports book and other amenities. Our eight-story tower includes 197 spacious rooms and suites. The Barbary Coast is furnished and decorated in an elegant turn-of-the-century Victorian theme and includes three bars and three restaurants: Michael's gourmet restaurant, Drai's on the Strip (leased to and operated by a third party) and the Victorian Room.

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

Competition

    There is intense competition among companies in the gaming industry. The Orleans, the Gold Coast and the Suncoast compete primarily with Las Vegas hotel-casinos and non-hotel gaming facilities that target local residents. Some of these competitors have recently completed expansions or new projects. In addition, there are currently gaming facilities that have been announced or are under construction in the immediate vicinity of our casinos. A hotel-casino is under construction on a location adjacent to the Gold Coast and is scheduled to open in December 2001. The construction of new properties and the expansion or enhancement of existing properties near our casinos could have a negative impact on our business.

    In contrast to our other casinos, the Barbary Coast competes for customers primarily with the hotel-casinos located on the Strip. The construction of new properties and the expansion or enhancement of existing properties on the Strip by competitors could materially adversely affect the Barbary Coast.

    In addition, each of our properties competes to a lesser extent with all other casinos and hotels in the Las Vegas area. A number of new hotel-casinos or expansions have opened in Las Vegas over the last several years, and several new hotel-casino projects and expansions have been announced or are under construction in Las Vegas. This additional gaming and room capacity may have a negative impact on our business.

    We also compete with other legalized forms of gaming and gaming operations in other parts of the state of Nevada and elsewhere. Certain states have recently legalized, and several other states are currently considering legalizing, casino gaming in designated areas. We also face competition from casinos located on Native American reservations. We believe that the development by Native Americans and other casino properties similar to those in Las Vegas in areas close to Nevada, particularly California and Arizona, could have a material adverse effect on our business and results of operations. In March 2000, California voters passed Proposition 1-A, which exempts California Native American tribes from constitutional prohibitions against casino gaming and allows the California governor to compact with the tribes to conduct limited Las Vegas-style gaming activities. The governor has entered into compacts with nearly 60 tribes that allow the tribes to operate slot and video poker machines, banked card games and lotteries. An increase in gaming in California as a result of the passage of Proposition 1-A could have a material adverse effect on our business and results of operations.

Employees

    At December 31, 2000, we had approximately 6,900 employees. We have not experienced any significant work stoppages and believe our labor relations are good. The Las Vegas job market for qualified employees is very competitive. Approximately 350 employees at the Barbary Coast are covered by a collective bargaining agreement; none of our other employees are covered by a collective bargaining agreement.

Nevada Regulation and Licensing

    The ownership and operation of casino gaming facilities in Nevada are subject to (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"), and (ii) various local regulations. Our gaming operations are subject to the licensing and regulatory control of the Nevada Commission, the Nevada Board and the Clark County Liquor and Gaming Licensing Board (the "Clark County Board"). The Nevada Commission, the Nevada Board and the Clark County Board are collectively referred to as the "Nevada Gaming Authorities".

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

    We operate the Gold Coast, the Barbary Coast, The Orleans and the Suncoast, and are licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. Coast Resorts is registered with the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of Coast Hotels. Coast Resorts, as a Registered Corporation, and Coast Hotels, as a Corporate Licensee, are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may request. No person may become a stockholder of, or receive any percentage of the profits from, Coast Hotels without first obtaining licenses and approvals from the Nevada Gaming Authorities. Coast Hotels and Coast Resorts have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities at its hotel-casinos.

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, Coast Hotels or Coast Resorts in order to determine whether such individual is suitable or should be licensed as a business associate of a Corporate Licensee or a Registered Corporation. Officers, directors and certain key employees of Coast Hotels must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of Coast Hotels who are actively and directly involved in gaming activities may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause, which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

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

    The Nevada Commission may, at its discretion, require the holder of any debt security of a Corporate Licensee or a Registered Corporation to file applications, be investigated and be found suitable to own the debt security. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Corporate Licensee or the Registered Corporation can be sanctioned, including the loss of its licenses, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

    Coast Hotels is required to maintain a current stock ledger in Nevada, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming
Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Coast Hotels is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada
Commission has the power to require our stock certificates to bear a legend indicating that the securities are subject to the Nevada Act.

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

    The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Licensed Corporations, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before a Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by a Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

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

    Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of personal unsuitability.

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

Certain Forward-Looking Statements

    This Form 10-K includes "forward-looking statements" within the meaning of the securities laws. All statements regarding our expected financial position, business strategies and financing plans under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business" and elsewhere in this Form 10-K are forward-looking statements. In addition, in those and other portions of this Form 10-K, the words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends" and similar expressions, as they relate to Coast Hotels or its management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, and have based these expectations on our beliefs as well as assumptions we have made, such expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from such expectations are disclosed in this Form 10-K, including, without limitation, the following factors:

o increased competition, both in Nevada and other states, including increased competition from California Native American gaming;

o dependence on the Las Vegas area and Southern California for a majority of our customers;

o substantial leverage and uncertainty that we will be able to service our debt;

o uncertainties associated with construction projects, including the related disruption of operations and the availability of financing, if necessary; and

o changes in laws or regulations, third party relations and approvals, decisions of courts, regulators and governmental bodies.

    All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. The forward-looking statements included are made only as of the date of this Form 10-K. We do not intend, and undertake no obligation, to update these forward-looking statements.

Item 2. Properties

    The Orleans occupies a portion of an approximately 80-acre site located on West Tropicana Avenue, approximately one mile south of the Gold Coast. We lease the real property under a ground lease entered into by Coast Hotels and the Tiberti Company, a Nevada general partnership of which J. Tito Tiberti, a director of Coast Hotels, is managing partner. The lease had an effective commencement date of October 1, 1995, an initial term of 50 years, and includes an option, exercisable by us, to extend the initial term for an additional 25 years. The lease provides for monthly rental payments of $200,000 per month through February 2002, $225,000 per month during the 48-month period thereafter, and $250,000 per month during the 60-month period thereafter. In March 2011, annual rental payments will increase on a compounding basis at a rate of 3.0% per annum. In addition, we have been granted an option to purchase the real property during the two-year period commencing in February 2016. The lease provides that the purchase price will be the fair market value of the real property at the time we exercise the option, provided that the purchase price will not be less than 10 times, nor more than 12 times, annual rent at such time.

    We own the approximately 26 acres that the Gold Coast occupies on West Flamingo Road. We also own an 8.33-acre site across the street from the Gold Coast that contains an approximately 100,000 square foot warehouse. We use the warehouse primarily as a storage facility.

    The Suncoast occupies the approximately 50-acre site located at the corner of Rampart Boulevard and Alta Drive in the west end of the Las Vegas valley that we lease pursuant to a Ground Lease Agreement dated as of October 28, 1994. The initial term of the lease expires on December 31, 2055. The lease contains three options, exercisable by us, to extend the term of the lease for 10 years each. The lease provided for monthly rental payments of $166,667 for the year ended December 31, 1995. Thereafter, the monthly rent increases by the amount of $5,000 in January of each year. The landlord has the option to require us to purchase the property at the end of 2014, 2015, 2016, 2017 and 2018, at the fair market value of the real property at the time the landlord exercises the option, provided that the purchase price will not be less than 10 times nor more than 15 times the annual rent at such time. Based on the terms of the lease, the potential purchase price commitment ranges from approximately $31.0 million to approximately $51.0 million in the years 2014 through 2018. We have a right of first refusal in the event the landlord desires to sell the property at any time during the lease term.

    The Barbary Coast occupies approximately 1.8 acres at the intersection of Flamingo Road and the Strip and occupies real property that we lease pursuant to a lease that expires on May 1, 2003. The lease provides for rental payments of $175,000 per year. The lease contains two options, exercisable by us, to extend the term of the lease for 30 years each (with the rent to be readjusted as provided in the lease during those renewal periods). We have an option to purchase the leased property at any time during the six month period prior to the expiration of the lease, provided that certain conditions are met, at a purchase price equal to the greater of $3.5 million or the then appraised value of the real property. We also have a right of first refusal in the event the landlord desires to sell the real property during the initial term of the lease. We also lease approximately 2.5 additional acres of real property located adjacent to the Barbary Coast. The lease expires on December 31, 2003. The lease provides for rental payments of $125,000 per annum. We use the 2.5-acre property as a parking lot for our employees and for valet parking. The landlord has the right to terminate the lease upon six months prior notice to us if it requires the use of the property for its own business purposes (which excludes leaving the property vacant or leasing it to third parties prior to January 1, 2003).

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to our shareholder during the quarter ended December 31, 2000.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    We are a wholly-owned subsidiary of Coast Resorts. None of our equity securities are publicly traded.

Item 6. Selected Historical Financial Data

    The following selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this Form 10-K. The balance sheets and statements of income data as of and for each of the five years in the period ended December 31, 2000 are derived from the audited financial statements of Coast Hotels. The financial statements of Coast Hotels as of December 31, 1999 and 2000 and for each of the three years in the period ended December 31, 2000 are included in this report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

                                                      Years Ended December 31,
                                          ------------------------------------------------
                                           1996(1)    1997      1998      1999     2000(2)
                                          --------  --------  --------  --------  --------
                                                        (dollars in thousands)
STATEMENTS OF INCOME DATA:
Net revenues.............................  $195,987  $293,883  $332,363  $362,531  $419,527
Departmental operating expenses(3).......   121,628   197,200   209,104   220,289   248,398
General and administrative expenses......    37,992    54,351    55,879    60,445    69,408
Pre-opening expenses.....................     7,125        --        --       235     6,161
Land leases..............................        --     2,100     3,190     3,770     3,396
Deferred (non-cash) rent.................        --     2,378     3,198     2,918     2,538
Depreciation and amortization............     7,883    18,278    20,607    21,613    25,375
                                           --------  --------  --------  --------  --------
Operating income.........................    21,359    19,576    40,385    53,261    64,251
Interest expense, net....................    (9,981)  (25,228)  (26,570)  (21,441)  (22,973)
Other income (expense)...................        58       919       168      (192)      (60)
                                           --------  --------  --------  --------  --------
Income (loss) before income taxes and
  extraordinary item.....................    11,436    (4,733)   13,983    31,628    41,218
Provision (benefit) for income taxes.....     6,617    (1,401)    5,225    10,382    14,268
                                           --------  --------  --------  --------  --------
Income (loss) before extraordinary item..     4,819    (3,332)    8,758    21,246    26,950
Extraordinary item - loss on early
retirement of debt, net of applicable
income tax benefit ($14,543).............        --        --        --   (27,007)       --
                                           --------  --------  --------  --------  --------
Net income (loss)........................  $  4,819  $ (3,332) $  8,758  $ (5,761) $ 26,950
                                           ========  ========  ========  ========  ========

See Footnotes to Selected Historical Financial Data

                                            Years Ended December 31,
                                ------------------------------------------------
                                 1996(1)    1997      1998      1999     2000(2)
                                --------  --------  --------  --------  --------
                                             (dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents(4)..  $ 61,555  $ 29,426  $ 41,595  $ 38,616  $ 43,560
Total assets..................  $374,122  $366,861  $367,034  $408,173  $570,998
Total debt....................  $202,545  $215,249  $207,859  $237,239  $355,767
Stockholder's equity..........  $100,678  $ 97,346  $102,918  $ 97,157  $124,107

See Footnotes to Selected Historical Financial Data.


Footnotes to Selected Historical Financial Data

(1) The Orleans opened in December 1996.
(2) The Suncoast opened September 2000.
(3) Includes casino, food and beverage, hotel and other expenses.
(4) Cash and cash equivalents at December 31, 1996 includes approximately $8.2 million in cash which was restricted to pay for construction of The Orleans.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    The following table sets forth, for the periods indicated, certain financial information regarding the historical results of Coast Hotels:

                                                    December 31,
                                             1998      1999       2000
                                            -------   -------    -------
                                                (dollars in thousands)
Net operating revenues...................  $332,363  $362,531   $419,527
Operating expenses.......................   291,978   309,270    355,276
                                            -------   -------    -------
Operating income.........................  $ 40,385  $ 53,261   $ 64,251
                                           ========  ========   ========
Net income (loss)........................  $  8,758  $ (5,761)  $ 26,950
                                           ========  ========   ========
EBITDA (1)...............................  $ 64,190  $ 78,027   $ 98,325
                                           ========  ========   ========

(1) "EBITDA" means earnings before interest, taxes, depreciation, amortization, deferred (non-cash) rent expense, other non-cash expenses and certain non-recurring items, including pre-opening expenses and gains and losses on disposal of equipment (for all periods presented, the only non-cash expense was deferred rent and the only non-recurring items were pre-opening expenses, gains and losses on disposal of equipment and extraordinary loss on retirement of debt). EBITDA is defined in our senior secured credit facility and in the indenture governing our senior subordinated notes. EBITDA is presented as supplemental disclosure because the calculation of EBITDA is necessary to determine our compliance with certain covenants under these financing agreements and because management believes that it is a widely used measure of operating performance in the gaming industry. EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles) as an indicator of our operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as an indicator of cash flows or a measure of liquidity. All companies do not calculate EBITDA in the same manner. As a result, EBITDA as presented here may not be comparable to the similarly titled measures presented by other companies.

Fiscal 2000 Compared to 1999

    Net revenues and operating income increased in the year ended December 31, 2000, primarily due to improved slot revenues at The Orleans and the opening in September 2000 of the Suncoast. Net revenues in 2000 were $419.5 million compared to $362.5 million in 1999, an increase of 15.7%. Operating income was $64.3 million in 2000 compared to $53.3 million in 1999, an increase of 20.6%. Operating expenses increased by 14.9%, in line with the increased revenues.

    Net income in 2000 was $27.0 million compared to a net loss in 1999 of $5.8 million. The net loss in the prior year was primarily due to a one-time charge of $27.0 million, net of income tax benefit, as a result of the early retirement of debt in March 1999. Despite increased long-term debt due to construction of the Suncoast, net interest expense increased by only $1.5 million (7.2%) as a result of $4.5 million of interest being capitalized in 2000. Capitalized interest was $612,000 in 1999.

    Casino. Casino revenues were $309.0 million in 2000, an increase of 16.3% over 1999 casino revenues of $265.8 million. The increase was primarily due to improved slot revenues at The Orleans and the opening in September 2000 of the Suncoast. Because of the improvement in high-margin slot revenues, casino expenses increased only 12.5% contributing to an improved casino operating margin of 52.2% in 2000 compared to 50.6% in 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fiscal 2000 Compared to 1999 (continued)

    Food and Beverage. For the year ended December 31, 2000, food and beverage revenues were $84.8 million, an increase of $12.1 million (16.6%) over 1999 revenues of $72.7 million. The increase was primarily due to increased customer volume at The Orleans and the opening of the Suncoast. Food and beverage expenses increased $11.1 million, in line with the increase in revenues.

    Hotel. Hotel room revenues were $33.7 million in 2000, an increase of $3.4 million (11.3%) over 1999 room revenues of $30.3 million. The increase was primarily due to the opening of the Suncoast and an increase in the average daily room rate from $53 in 1999 to $59 in 2000 that was offset by a slight decrease in room occupancy percentage from 94.2% in 1999 to 93.0% in 2000. The increase in hotel expenses was commensurate with the increase in revenues.

    Other. Other revenues increased 7.1% in 2000 to $31.2 million compared to $29.1 million in 1999, primarily due to the opening of the Suncoast. Costs related to the other revenues decreased slightly (1.2%).

    General and Administrative. General and administrative expenses were $69.4 million in 2000 compared to $60.5 million in 1999, an increase of 14.8% due primarily to related expenses of the Suncoast.

    Pre-opening, Rent and Depreciation. Pre-opening expenses were $6.2 million in 2000 compared to $235,000 in 1999 due to the opening of the Suncoast. Land lease expense and the related deferred rent expense were both lower in 2000 because the rent on the Suncoast land was capitalized during the construction period, July 1, 1999 to September 12, 2000. Depreciation and amortization expense was higher in 2000 because of the Suncoast.

Fiscal 1999 Compared to 1998

    Net revenues and operating income improved in the year ended December 31, 1999, primarily due to improved revenues at The Orleans and the Gold Coast. Net revenues in 1999 were $362.5 million compared to $332.4 million in the year ended December 31, 1998, an increase of 9.1%. Operating income in the year ended December 31, 1999 was $53.3 million compared to $40.4 million in the prior year, an increase of 31.9% primarily due to the increased revenues. Operating expenses increased $17.3 million, primarily as a result of higher casino and food and beverage expenses related to increased business at our hotel-casinos as well as July wage increases at our three hotel-casinos. Additionally, an expansion completed at The Orleans in May 1999 resulted in higher utility costs and increased staffing in several ancillary departments.

    In 1999, we experienced a net loss of $5.8 million compared to net income of $8.8 million in 1998. The loss was primarily due to a one-time charge of $27.0 million, net of income tax benefit, as a result of the early retirement of debt in March 1999. Interest expense decreased in 1999 as a result of lower interest rates on replacement indebtedness.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued

Fiscal 1999 Compared to 1998 (continued)

    Casino. Casino revenues were $265.8 million in 1999, an increase of 9.4% over 1998 casino revenues of $243.0 million. The increase was primarily due to a 22.9% increase in slot revenues at The Orleans. An expansion completed at The Orleans in May 1999, which added a new buffet, other amenities and approximately 10,000 square feet of casino space, increased the number of slot machines by approximately 220 units. Despite the increased number of slot machines, the average win per machine increased at The Orleans. Slot revenues were also higher in 1999 at the Gold Coast and the Barbary Coast, increasing 4.6% and 14.8%, respectively. Table games wagering volume increased at all three properties in 1999, resulting in a combined increase of 7.0% in table games revenues. Casino expenses increased $3.9 million (3.1%) in 1999 primarily due to July wage increases at each of our hotel-casinos as well as increased staffing related to the expansion at The Orleans. The casino operating margin improved to 50.6% from 47.5% in 1998 primarily due to the increases in the higher-margin slot machine revenues.

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

Liquidity and Capital Resources

    Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $69.9 million in the year ended December 31, 2000, compared to $67.2 million in 1999 and $39.3 million in 1998.

    Cash used in investing activities in the each of the years ended December 31, 1998, 1999 and 2000 was primarily for capital expenditures. During 2000, our capital expenditures were approximately $181.8 million, including construction accounts payable of $4.9 million. Approximately $155.2 million was used for construction of the Suncoast, which began in July 1999. The remainder was used for maintenance capital expenditures ($10.7 million) and various projects at the Gold Coast and The Orleans.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

    Cash provided by financing activities was $111.9 million in 2000, primarily from borrowings under our $200.0 million senior secured credit facility. Cash used in financing activities was $11.8 million in 1998, primarily for principal payments on long-term debt and $21.3 million in 1999 primarily as a result of the refinancing of our debt. In March 1999, we issued $175.0 million principal amount of 9.5% senior subordinated notes and entered into a $75.0 million senior secured revolving credit facility due 2004 to facilitate the refinancing. (The senior secured credit facility was increased to $200.0 million in September 1999 to finance the construction of the Suncoast).

    With the proceeds from our $175.0 million principal amount of 9.5% senior subordinated notes and borrowings under the senior secured credit facility, in 1999 we repurchased substantially all of the $175.0 million principal amount outstanding of 13% first mortgage notes and all $16.8 million principal amount of 10-7/8% first mortgage notes. In December 2000 we redeemed the remaining 13% first mortgage notes at a redemption price of 106.5% of the principal amount, plus accrued interest. In connection with the 1999 repurchase of the 13% notes and the 10-7/8% notes, we incurred repurchase premiums of $31.0 million and $2.1 million, respectively. The repurchase premiums and the write-offs of unamortized debt issuance costs and original issue discount resulted in an extraordinary loss in 1999 of $27.0 million, net of applicable income tax benefit of $14.5 million.

    On February 2, 2001 we issued $50.0 million principal amount of senior subordinated notes. The net proceeds of approximately $48.8 million were used to reduce borrowings under our senior secured credit facility which will provide us additional availability under the credit facility to complete certain proposed capital improvement projects as further described below. The notes were issued under the same indenture and have the same terms, interest rate and maturity date as our outstanding $175.0 million principal amount of senior subordinated notes.

    The availability under our $200.0 million senior secured credit facility will be reduced in quarterly amounts beginning in the fiscal quarter ending September 30, 2001. The reductions will be $6.0 million on September 30, 2001 and December 31, 2001. The advances under the facility may be used for working capital, general corporate purposes, and certain improvements to our existing properties. As of March 28, 2001, we had $119.0 million outstanding under the $200.0 million credit facility. Borrowings under the credit facility bear interest, at our option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). The premium varies depending on our ratio of total debt to EBITDA and can vary between 125 and 250 basis points. As of December 31, 2000, the premium over LIBOR was 2.0% (200 basis points) and the interest rate was 8.64%. The weighted average interest rate on the senior secured credit facility was 8.27% in 2000. As of March 28, 2001, the premium over LIBOR is 2.25% (225 basis points) and the interest rate is 7.3%.

    The loan agreement governing the $200.0 million senior secured revolving credit facility contains covenants that, among other things, limit our ability to pay dividends or make advances to Coast Resorts, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets. Additionally, the loan agreement requires that we maintain certain financial ratios with respect to its leverage and fixed charge coverage. We are also subject to certain covenants associated with the indenture governing our senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. We believe that, at December 31, 2000, we were in compliance with all covenants and required ratios.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Capital Improvement Projects

    In January 2001 we announced a proposed expansion of The Orleans. The project has an estimated cost of $100.0 million and is expected to be paid for primarily out of cash flow through the first quarter of 2003. The expansion will include a special-events arena, a 620-room hotel tower, a 2600-car parking garage, six additional movie theaters, two restaurants and an Irish pub. Approximately 40,000 square feet of new gaming area and public space will also be created for future use. We anticipate that 2001 cash outlays for the project will total approximately $50.0 million.

    In the fourth quarter of 2000, we commenced an approximately $20.0 million expansion and remodel of the Gold Coast. The project, which is expected to be paid for primarily out of cash flow, will include a new, expanded buffet, a sports bar, an Asian-themed restaurant, 10,000 square feet of additional meeting space, the refurbishing of our standard hotel guest rooms and the redesign of most of the Gold Coast's public areas. We expect to complete the project by the fourth quarter and to spend approximately $18.5 million in 2001.

    The  Suncoast  hotel  room  tower  was   originally   built  to  accommodate
approximately 200 additional hotel rooms. We began construction of these additional rooms in the first quarter of 2001 and expect to complete them during 2001 at an estimated cost of $9.0 million. Additionally, we expect to complete the swimming pool and related landscaping in the second quarter of 2001 at a cost of approximately $1.5 million.

    A key element of our business strategy is the expansion or renovation of our existing properties described above. The completion of these projects is subject to certain risks, including but not limited to:

o general construction risks, including cost overruns, shortages of materials or skilled labor, labor disputes, unforeseen environmental or engineering problems, work stoppages, fire and other natural disasters, construction scheduling problems and weather interference;

o   change orders and plan or specification modifications;

o   changes and concessions required by governmental or regulatory  authorities;
    and

o delays in obtaining or inability to obtain all required licenses, permits and authorizations.

    We believe that existing cash balances, operating cash flow and available borrowings under our $200.0 million credit facility will provide sufficient resources to meet our debt and lease payment obligations and foreseeable capital expenditure requirements at our hotel-casino properties.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued

Other Matters

    In June 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") entitled "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as a hedge of specific financial exposures. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and, if used in hedging activities, its effective use as a hedge. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after December 31, 2000. SFAS 133 should not be applied retroactively to financial statements for prior periods. The Company will adopt SFAS 133 when required. Because of our minimal use of derivatives, we do not anticipate that the adoption of SFAS 133 will have a significant effect on our earnings or financial position.

Energy Shortage

    Because of a shortage of electricity in the western United States in the first quarter of 2001 and the possibility of a continued shortage, we are also exposed to the risk of substantially higher utilities rates. To the extent possible, we attempt to limit our exposure to utilities rate increases by purchasing multi-period fixed rate contracts, but no assurance can be made that such contracts will be available or, if purchased, will result in significant savings.

Impact of Inflation and Other Economic Factors

    Absent changes in competitive and economic conditions or in specific prices affecting the industry, we do not expect that inflation will have a significant impact on our operations. Change in specific prices, such as fuel and transportation prices, relative to the general rate of inflation may have a material adverse effect on the hotel and casino industry. We depend upon Las Vegas and Southern California for a majority of our customers. Any economic downturn in those areas could materially adversely affect our business and results of operations and our ability to pay interest and principal on our debt.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

    Because of a shortage of electricity in the western United States in the first quarter of 2001 and the possibility of a continued shortage, we are also exposed to the risk of substantially higher utilities rates. To the extent possible, we attempt to limit our exposure to utilities rate increases by purchasing multi-period fixed rate contracts, but no assurance can be made that such contracts will be available or, if purchased, will result in significant savings.

Item 8. Financial Statements and Supplementary Data

    The report of independent accountants, financial statements and financial statement schedule listed in the accompanying index are filed as part of this report. See "Index to Financial Statements".

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

    The following table sets forth the names and ages of the directors and executive officers of Coast Hotels and their respective positions as of December 31, 2000.

         Name             Age                   Position(s) Held
- ------------------------ ------- -----------------------------------------------

Michael J. Gaughan         57    Director, Chairman of the Board and Chief
                                 Executive Officer

Harlan D. Braaten          50    Director, President and Chief Operating Officer

Jerry Herbst               62    Director, Vice President, Treasurer and
                                 Assistant Secretary

J. Tito Tiberti            55    Director, Vice President and Secretary

Gage Parrish               47    Director, Vice President, Chief Financial
                                 Officer and Assistant Secretary

Franklin Toti              62    Director, Vice President of Casino Operations

F. Michael Corrigan        64    Director

Charles Silverman          68    Director

Joseph A. Blasco           57    Director

    Michael J.  Gaughan.  Mr.  Gaughan has been a director of Coast Hotels since its formation in September 1995 and is the Chairman of the Board and Chief Executive Officer of Coast Hotels. His current term as a director expires in 2003. He is also a director and Chairman of the Board and Chief Executive Officer of Coast Resorts, Inc. Mr. Gaughan was a general partner of the Barbary Coast Partnership from its inception in 1979 until January 1, 1996, the effective date of the reorganization in which the Barbary Coast Partnership and the Gold Coast Partnership consolidated with Coast Resorts and Coast Hotels (the "Reorganization"). Mr. Gaughan served as the managing general partner of the Gold Coast Partnership from its inception in December 1986 until the effective date of the Reorganization. Mr. Gaughan and Mr. Herbst were the sole stockholders of Gaughan-Herbst, Inc., which was the sole corporate general partner of the Gold Coast Partnership prior to the Reorganization. Mr. Gaughan has been involved in the gaming industry since 1960 and has been licensed as a casino operator since 1967.

    Harlan D. Braaten. Mr. Braaten joined Coast Hotels as the President, Chief Financial Officer and a director in October 1995, and was appointed Chief Operating Officer in February 1996. His current term as a director expires in 2003. Mr. Braaten is also the President and Chief Operating Officer of Coast Resorts. Prior to joining Coast Hotels, Mr. Braaten was employed in various capacities, including the general manager and, most recently, senior vice president, treasurer and chief financial officer of Rio Hotel and Casino, Inc. in Las Vegas. From March 1989 to February 1991, Mr. Braaten was vice president, finance of MGM/Marina Hotel and Casino in Las Vegas, Nevada. Prior thereto, from November 1983 to March 1989, Mr. Braaten was property controller for Harrah's in Reno, Nevada. Mr. Braaten has over 22 years of experience in the Nevada gaming industry.

    Jerry Herbst. Mr. Herbst has been a director, Treasurer and Assistant Secretary of Coast Hotels since its formation in September 1995. His current term as a director expires in 2002. Mr. Herbst has been the president of Terrible Herbst Oil Company, an owner and operator of gas stations and car washes, since 1959. Mr. Herbst and Mr. Gaughan were the sole stockholders of Gaughan-Herbst, Inc., which was the sole corporate general partner of the Gold Coast Partnership prior to the formation of Coast Hotels. Mr. Herbst has served as a member of the board of directors of Nevada Power Company since 1990 and of Edelbrock Corporation since 1994.

    J. Tito Tiberti. Mr. Tiberti has been a director and Secretary of Coast Hotels since its formation in September 1995. His current term as a director expires in 2002. He is also a director and Vice President and Secretary of Coast Resorts. Mr. Tiberti is the president, a director and a stockholder of, and together with his immediate family, controls Tiberti Construction, a construction company which served as the general contractor for the construction of The Orleans and is also serving as general contractor for the Suncoast. He has also served as managing general partner of The Tiberti Company, a real estate rental and development company, since 1971. The Tiberti Company is the lessor of the real property site for The Orleans. Mr. Tiberti has been involved in the gaming industry for 21 years and was a general partner of the Barbary Coast Partnership prior to the formation of Coast Hotels.

    Gage Parrish. Mr. Parrish was named Vice President, Finance, Assistant Secretary and a director of Coast Hotels and Coast Resorts in October 1995 and was promoted to Chief Financial Officer in February 1996. His current term as a director expires in 2003. Since 1986, he had been the Controller and Chief Financial Officer of the Gold Coast Partnership prior to the formation of Coast Hotels. From 1981 to 1986, Mr. Parrish served as Assistant Controller of the Barbary Coast Partnership. Mr. Parrish is a certified public accountant and has approximately 22 years of experience in the gaming industry.

    Franklin Toti. Mr. Toti has been a director of Coast Hotels and Coast Resorts since October 5, 1998. His current term expires in 2002. He has been Vice President of Casino Operations for Coast Hotels since January 1, 1996. Mr. Toti was a general partner and Casino Manager of the Barbary Coast Partnership from its inception in 1979 until January 1, 1996, the effective date of the Reorganization. Mr. Toti has 40 years of experience in the gaming industry.

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

    Charles Silverman. Mr. Silverman was elected as a director of Coast Hotels and Coast Resorts effective as of March 1, 1996. His current term as a director expires in 2001. Mr. Silverman is the President and sole stockholder of Yates-Silverman, Inc., which specializes in developing theme-oriented interiors and exteriors and is a leading designer of hotels and casinos. Completed projects of Yates-Silverman, Inc. include New York-New York, Excalibur, Circus Circus, Luxor, the Trump Taj Mahal, Trump Castle and Atlantic City Showboat. Yates-Silverman, Inc. also served as the primary designer for The Orleans and the Suncoast. Mr. Silverman has served as the president of Yates-Silverman, Inc. since its inception in 1971.

    Joseph A. Blasco. Mr. Blasco was elected as a director of Coast Hotels and Coast Resorts effective as of December 16, 1996. His current term as a director expires in 2001. Since 1984, Mr. Blasco has been a partner in the real estate development partnership that developed the Spanish Trail community in Las Vegas, a project that includes over 1,200 homes, a 27-hole golf course and a country club. Mr. Blasco is currently the managing General Partner of United Realty Investments, a real estate development and management company in Las Vegas. He is also general partner in two real estate development partnerships, Summer Trail LLC and Trop-Edmond Ltd.

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

Item 11. Executive Compensation

    The following table sets forth all compensation earned by or paid by Coast Hotels during 1998, 1999 and 2000 to each executive officer (the "Named Executive Officers") whose compensation exceeded $100,000 in all capacities in which they served.

                           Summary Compensation Table

                                                  Annual Compensation
                                        ---------------------------------------
                                                                   All Other
   Name and Principal Position          Year   Salary     Bonus  Compensation(1)
- --------------------------------------- ----  --------  -------- --------------
Michael J. Gaughan..................... 2000  $300,000  $     --    $  4,361
Chairman of the Board and Chief         1999  $300,000  $     --    $  4,000
Executive Officer of Coast Hotels       1998  $300,000  $     --    $  5,000

Harlan D. Braaten...................... 2000  $300,000  $150,000    $  4,361
President and Chief Operating           1999  $275,000  $137,500    $  3,150
Officer of Coast Hotels                 1998  $250,000  $125,000    $  5,000

Gage Parrish........................... 2000  $225,000  $     --    $  4,361
Vice President, Chief Financial Officer 1999  $212,500  $ 15,000    $  3,900
and Asst. Secretary of Coast Hotels     1998  $200,000  $     --    $  5,000

(1)The amounts reflect matching contributions paid to our 401(k) Profit Sharing Plan and Trust.

Employment Agreement

    Effective as of January 1, 1999, Coast Hotels entered into an employment agreement with Harlan Braaten, President and Chief Operating Officer. The agreement has a term of three years and provides for Mr. Braaten to receive a base salary of $250,000 for the first year and $300,000 for the second and third years. The agreement may be terminated upon 30 days notice by Mr. Braaten and at any time by Coast Hotels. In addition, in the event of a termination of Mr. Braaten's employment other than for failure to comply with Nevada gaming regulations, failure to perform his duties, medical incapacity or his arrest on a felony offense, Mr. Braaten will be entitled to receive a severance payment in the amount of $300,000 plus any pro rata bonus payment and unvested stock options to which he is entitled. Pursuant to the arrangement, Coast Hotels granted Mr. Braaten options to purchase 30,415 shares of Coast Resorts, Inc. for $100 per share. The option vested as to one-third of the shares on the grant date, January 1, 1999, vested as to an additional one-third of the shares on January 1, 2000 and vested as to the final one-third of the shares on January 1, 2001. The options expire on December 31, 2008.

Stock Options

    Effective June 14, 1999 Coast Resorts issued options to purchase 5,000 shares of its common stock to its chief financial officer, who is also chief financial officer of the Coast Hotels. The options vested in one-third increments on June 14, 1999, June 14, 2000 and June 14, 2001. The exercise price of the options is at $100 per share, which is equivalent to the estimated fair value of Coast Resorts' common stock at the grant date, as estimated by Coast Resorts from recent sales of common stock between shareholders. The options expire on June 13, 2009.

Compensation Committee Report

    The Compensation Committee of the Board of Directors was appointed in June 1996. The Compensation Committee has reviewed and will review and recommend compensation levels for executive officers of the Company and oversee and administer the Company's executive compensation programs. The Compensation Committee recommends, and the Board of Directors determines compensation levels for the executive officers of the Company. All members of the Compensation Committee are outside directors, who are not eligible to participate in any of the compensation programs that the Committee oversees.

    The Company's executive compensation plans are designed to attract, retain, motivate and appropriately reward individuals who are responsible for the Company's short and long-term profitability, growth and return to stockholders. Compensation for the Company's executive officers generally consists of salary and an annual bonus. In some cases, stock options are also awarded.

    Executive officers also participate in a 401(k) plan, a medical plan and other benefit plans available to employees generally.

    Pay levels for executives generally are based on the level of responsibility, scope and complexity of the executive's position relative to other senior management positions internally and at other competitive gaming companies.

    The determination of salary increases, annual bonus awards and long-term incentive awards is expected to be reviewed annually based on the performance of the Company. Also factored into these decisions will be each executive's individual performance and contribution to the Company's future positioning. Although the components of compensation (salary, annual bonuses and long-term incentive awards) will be reviewed separately, compensation decisions are based on a review of the total compensation level awarded compared to other executives with similar gaming companies. In establishing 2000 compensation for the named executive officers, the Board of Directors took into account the compensation paid to Messrs. Gaughan, Braaten and Parrish in 1999, the levels of compensation paid to executives in the gaming industry generally, and the performance of the Company in the year 2000. During the year 2000 the net revenues of the Company increased from $362,531,000 to $419,527,000 and the net income, before extraordinary items, increased from $21,246,000 to $26,950,000. EBITDA increased from $78,027,000 in 1999, to $98,325,000 in 2000 an increase of approximately 26%. Based upon this performance, and in Mr. Braaten's case under the terms of his employment contract, Mr. Braaten received a bonus of $150,000. While the Compensation Committee believed that Mr. Gaughan was entitled to a bonus for the year 2000 in an amount at least equal to the bonus paid to Mr. Braaten, Mr. Gaughan indicated to the Compensation Committee and the Board of Directors that he did not wish to receive a bonus for the year 2000.

Compensation Committee Interlocks and Insider Participation

    There are no members of the Compensation Committee that have been, or currently are officers or employees of the Company or its subsidiaries. Mr. Silverman is the president of Yates-Silverman, Inc., which served as the designer of The Orleans and the Suncoast. For the fiscal years ended December 31, 1998, 1999 and 2000, we incurred expenses payable to Yates-Silverman of $500,000, $721,000 and $548,000, respectively.

                                    By the Compensation Committee

                                    Charles Silverman
                                    F. Michael Corrigan
                                    Joseph A. Blasco

Item 12.    Security Ownership of Certain Beneficial Owners and Management

    All of our outstanding capital stock is owned by our parent company, Coast Resorts, Inc.

Item 13. Certain Relationships and Related Transactions

    We maintain numerous racetrack dissemination contracts with Las Vegas Dissemination Company, Inc. ("LVDC"). Michael J. Gaughan's son is the president and sole stockholder of LVDC. LVDC provides certain dissemination and pari-mutuel services to the Gold Coast, the Barbary Coast, The Orleans and the Suncoast. LVDC has been granted a license by the Nevada Gaming Authorities to disseminate live racing for those events and tracks for which it contracts and has been granted the exclusive right to disseminate all pari-mutuel services and race wire services in the State of Nevada. Under these dissemination contracts, we pay to LVDC an average of 3% of the wagers accepted for races held at the racetracks covered by the respective contracts. We also pay to LVDC a monthly fee for race wire services. For the fiscal year ended December 31, 2000 we incurred expenses payable to LVDC of approximately $1.6 million. The terms on which such services are provided are regulated by the Nevada Gaming Authorities.

    Tiberti Construction Company served as the general contractor for the original construction of the Gold Coast and for certain expansions thereof, and for the original construction of the Barbary Coast and all expansions thereof. Tiberti Construction was also the general contractor for the original construction of The Orleans, and for the expansions in 1997 and 1999, as well as the general contractor for the construction of the Suncoast. J. Tito Tiberti owns approximately 6.7% of the outstanding common stock of Coast Resorts, and is a director, Vice President and Secretary of Coast Hotels and Coast Resorts. Mr. Tiberti is the president, a director and stockholder of, and together with his immediate family members, controls Tiberti Construction. For the year ended December 31, 2000 we incurred expenses payable to Tiberti Construction of approximately $108.5 million. At December 31, 2000, we had construction accounts payable to Tiberti Construction of approximately $4.9 million. Although no formal contracts have been entered into, we anticipate that we will incur expenses payable to Tiberti Construction of approximately $65.0 million in 2001 in connection with our proposed capital improvement projects as further described in Item 7.

    We have entered into a ground lease with The Tiberti Company, a Nevada general partnership, with respect to the real property on which The Orleans is located. Mr. Tiberti, a director of Coast Hotels and a director and stockholder of Coast Resorts, is the managing partner of The Tiberti Company. We paid rental expenses to The Tiberti Company of $2.4 million for the fiscal year ended December 31, 2000.

   Michael J. Gaughan and Franklin Toti are owners of LGT Advertising, which serves as our advertising agency. LGT Advertising purchases advertising for our casinos from third parties and passes any discounts directly through to us. LGT Advertising receives no compensation or profit for such activities, and invoices us for actual costs incurred. LGT Advertising uses our facilities and employees in rendering its services, but does not pay any compensation to us for such use. Messrs. Gaughan and Toti receive no compensation from LGT Advertising. Advertising expenses payable to LGT Advertising were approximately $6.5 million for the year ended December 31, 2000.

    We have purchased certain of our equipment and inventory for our operations from RJS Inc., a Nevada corporation that is owned by Michael J. Gaughan's father and Steven Delmont, our restaurant manager. RJS invoices us for actual costs incurred. For the fiscal year ended December 31, 2000 we incurred expenses payable to RJS of approximately $6.5 million.

    Michael J. Gaughan is the majority stockholder of Nevada Wallboards, Inc., a Nevada corporation ("Nevada Wallboards"), which prints wallboards and parlay cards for the use in our race and sports books. Mr. Gaughan receives no compensation from Nevada Wallboards. For the fiscal year ended December 31, 2000 we incurred expenses payable to Nevada Wallboards of approximately $192,000.

    Charles Silverman, a director of Coast Hotels and Coast Resorts, is the president of Yates-Silverman, Inc., which served as the designer of The Orleans and is serving as the designer for the Suncoast. For the fiscal year ended December 31, 2000 we incurred expenses payable to Yates-Silverman of $548,000. We anticipate incurring expenses payable in 2001 to Yates-Silverman of approximately $500,000.

    Coast Hotels promotes The Orleans by advertising on NASCAR racecars operated by Orleans Motorsports, Inc. In 2000 we spent $180,000 in connection with this promotion. Brendan Gaughan, the main driver employed by Orleans Motorsports, is the son of Michael J. Gaughan.

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

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements, Financial Statement Schedules and Exhibits

                                                                           Page
                                                                           ----

1.  Financial Statements Index...........................................  F-1

2.  Financial Statement Schedule Index:
    Schedule II - Valuation and Qualifying Accounts......................  F-31

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                                  Exhibit Index
Exhibit
Number                       Description of Exhibit
- ------  -----------------------------------------------------------------------
3.1     Amended Articles of Incorporation of Coast Hotels and Casinos, Inc. (5)
3.2     First Amended Bylaws of Coast Hotels and Casinos, Inc. (5)
3.3     Articles of Incorporation of Coast Resorts, Inc. (1)
3.4     First Amended Bylaws of Coast Resorts, Inc. (1)
10.1 Tax Sharing Agreement dated as of January 30, 1996 by and among Coast Resorts, Inc., Coast Hotels and Casinos, Inc., and Coast West, Inc. (4)
10.2 Ground Lease dated as of October 1, 1995, between The Tiberti Company, a Nevada general partnership, and Coast Hotels and Casinos, Inc. (as successor of Gold Coast Hotel and Casino, a Nevada limited partnership)
        (3)
10.3 Lease Agreement dated May 1, 1992, by and between Empey Enterprises, a Nevada general partnership, as lessor, and the Barbary Coast Hotel
        & Casino, a Nevada general partnership, as lessee (1)
10.4 Ground Lease Agreement dated October 28, 1994 by and among 21 Stars, Ltd., a Nevada limited liability company, as landlord, Barbary Coast Hotel & Casino, a Nevada general partnership, as tenant, Wanda
        Peccole, as successor trustee of the Peccole 1982 Trust dated February 15, 1982 ("Trust), and The William Peter and Wanda Ruth Peccole Family Limited Partnership, a Nevada limited partnership ("Partnership"), and, together with Trust, as owner, as amended (1)
10.5 Form of Subordination Agreement between Coast Hotels and Casinos, Inc. and certain former Gold Coast partners holding Subordinated Notes (4)
10.6 Lease dated as of November 1, 1982, by and between Nevada Power Company, a Nevada Corporation as landlord, and Barbary Coast Hotel and Casino, a Nevada general partnership (1)
10.7 Leasehold Deed of Trust, Assignment of Rents and Security Agreement dated February 13, 1991, by and between the Barbary Coast Hotel and Casino, a Nevada general partnership, First American Title Company of Nevada, and Exber, Inc., a Nevada corporation (1)
10.8 Employment Agreement dated as of January 1, 1999, between Harlan Braaten and Coast Hotels and Casinos, Inc. (8)
10.9 Loan Agreement dated as of March 18, 1999 among Coast Hotels and Casinos, Inc., as Borrower, the Lenders referred to therein, and Bank of America National Trust and Savings Association, as Administrative Agent (8)
10.10 Amended and Restated Loan Agreement dated as of September 16, 1999 among Coast Hotels and Casinos, Inc. as Borrower, the Lenders referred to therein, and Bank of America National Trust and Savings Association as Administrative Agent (9)
10.11 Security Agreement dated as of March 18, 1999 by Coast Hotels and Casinos, Inc. in favor of Bank of American National Trust and Savings Association as Administrative Agent (10)
10.12 Security Agreement dated as of March 18, 1999 by Coast Resorts, Inc. in favor of Bank of America National Trust and Savings Association as Administrative Agent (10)
10.13 Pledge Agreement dated as of September 1999 by Coast Resorts, Inc. in favor of Bank of America National Trust and Savings Association as Administrative Agent (10)
10.14 Leasehold Deed of Trust, Assignment of Rents and Fixture Filing dated as of March 18, 1999 by Coast Hotels and Casinos, Inc. in favor of Bank of America National Trust and Savings Association as Administrative Agent (The Orleans Hotel and Casino) (10)

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                            Exhibit Index (continued)
10.15 Leasehold Deed of Trust, Assignment of Rents and Fixture Filing dated as of March 18, 1999 by Coast Hotels and Casinos, Inc. in favor of Bank of America National Trust and Savings Association as Administrative Agent (The Gold Coast Hotel and Casino) (10)
10.16 Leasehold Deed of Trust, Assignment of Rents and Fixture Filing dated as of March 18, 1999 by Coast Hotels and Casinos, Inc. in favor of Bank of America National Trust and Savings Association as Administrative Agent (The Suncoast) (10)
10.17 Guaranty dated March 18, 1999 by Coast Resorts, Inc. in favor of Bank of America National Trust and Savings Association as Administrative Agent
10.18 Trademark Security Interest Assignment dated as of March 18, 1999 by Coast Hotels and Casinos, Inc. and Coast Resorts, Inc. in favor of Bank of America National Trust and Savings Association as Administrative Agent (10)
10.19 Indenture dated as of March 23, 1999 among Coast Hotels and Casinos, Inc., as issuer of 9-1/2% Senior Subordinated Notes due 2009, Coast Resorts, Inc., as guarantor, and Firstar Bank of Minnesota, N.A., as trustee (8)
10.20 First Supplemental Indenture dated as of November 20, 2000 among Coast Hotels and Casinos, Inc., as issuer, Coast Resorts, Inc., as guarantor, and Firstar Bank of Minnesota, N.A., as trustee (11)
10.21 Second Supplemental Indenture dated as of February 2, 2001, among Coast Hotels and Casinos, Inc., as issuer, Coast Resorts, Inc., as guarantor, and Firstar Bank of Minnesota, N.A., as trustee (11)
10.22   Form of 9-1/2% Note (included in Exhibit 10.23) (10)
10.23 Registration Rights Agreement dated as of February 2, 2001, among Coast Hotels and Casinos, Inc. as issuer, Coast Resorts, Inc., as guarantor, and Banc of America Securities, LLC, as Representative of the Placement Agents (11)
10.24 Placement Agreement dated as of January 23, 2001, by and among Coast Hotels and Casinos, Inc., Coast Resorts, Inc., Banc of America Securities LLC and Morgan Stanley & Co. Incorporated (11)
21      List of Subsidiary of Coast Resorts, Inc. (8)


(1)Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.'s General Form for Registration of Securities on Form 10 and incorporated herein by reference.
(2)Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.'s Amendment No. 1 to General Form for Registration of Securities on Form 10 and incorporated herein by reference.
(3)Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.'s Amendment No. 2 to General Form for Registration of Securities on Form 10 and incorporated herein by reference.
(4)Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.'s Annual Report on Form 10-K for the period ended December 31, 1995 and incorporated herein by reference.
(5)Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.'s Registration Statement on Form S-4 filed May 2, 1996 and incorporated herein by reference
(6)Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.'s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                            Exhibit Index (continued)

(7)Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.'s Annual Report on Form 10-K for the period ended December 31, 1998 and incorporated herein by reference.
(8)Previously filed with the Securities and Exchange Commission as an exhibit to Coast Hotels and Casinos, Inc.'s Registration Statement on Form S-4 (File no. 333-79657) dated May 28, 1999 and incorporated herein by reference.
(9)Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.
(10)Previously filed with the Securities and Exchange Commission as an exhibit to Coast Hotels and Casinos, Inc.'s Annual Report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.
(11)Previously filed with the Securities and Exchange Commission as an exhibit to Coast Hotels and Casinos, Inc.'s Registration Statement on Form S-4 (File no. 333-55170) dated February 7, 2001 and incorporated herein by reference.


(b)  Reports on Form 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of Nevada, on March 30, 2001.

                                         COAST HOTELS AND CASINOS, INC.


                                         By: /s/ MICHAEL J. GAUGHAN
                                             ------------------------
                                             Michael J. Gaughan
                                             Chief  Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                           Title                       Date
- -----------------------   --------------------------------------  --------------


/s/ MICHAEL J. GAUGHAN    Chairman of the Board of Directors and  March 30, 2001
- -----------------------   Chief Executive Officer (Principal
Michael J. Gaughan        Executive Officer) and Director


/s/ GAGE PARRISH          Director and Chief Financial Officer    March 30, 2001
- -----------------------   (Principal  Financial and Accounting
Gage Parrish              Officer)

/s/ HARLAN D. BRAATEN     Director                                March 30, 2001
- -----------------------
Harlan D. Braaten

/s/ JERRY HERBST          Director                                March 30, 2001
- -----------------------
Jerry Herbst

/s/ J. TITO TIBERTI       Director                                March 30, 2001
- -----------------------
J. Tito Tiberti

/s/ CHARLES SILVERMAN     Director                                March 30, 2001
- -----------------------
Charles Silverman

/s/ F. MICHAEL CORRIGAN   Director                                March 30, 2001
- -----------------------
F. Michael Corrigan

/s/ JOSEPH A. BLASCO      Director                                March 30, 2001
- -----------------------
Joseph A. Blasco

/s/ FRANKLIN TOTI         Director                                March 30, 2001
- -----------------------
Franklin Toti

                         Index to Financial Statements

                         COAST HOTELS AND CASINOS, INC.

                                                                           Page
                                                                           ----
Report of Independent Accountants......................................... F-2

Balance Sheets of Coast Hotels and Casinos, Inc., as of
    December 31, 1999 and 2000............................................ F-3

Statements of Operations of Coast Hotels and Casinos, Inc. for
    the years ended December 31, 1998, 1999 and 2000...................... F-4

Statements of Stockholder's Equity of Coast Hotels and Casinos,
    Inc. for the years ended December 31, 1998, 1999 and 2000............. F-5

Statements of Cash Flows of Coast Hotels and Casinos, Inc. for
    the years ended December 31, 1998, 1999 and 2000...................... F-6

Notes to Financial Statements............................................. F-7

                    COAST RESORTS, INC. (PARENT COMPANY ONLY)

Report of Independent Accountants......................................... F-24

Balance Sheets of Coast Resorts, Inc. (parent company only) as of
December 31, 1999 and 2000................................................ F-25

Statements of Operations of Coast Resorts, Inc. (parent company only)
    for the years ended December 31, 1998, 1999 and 2000.................. F-26

Statements of Stockholders' Equity of Coast Resorts, Inc. (parent company only) for the years ended December 31, 1998, 1999 and 2000........ F-27

Statements of Cash Flows of Coast Resorts, Inc. (parent company only) for the years ended December 31, 1998, 1999 and 2000................ F-28

Notes to Financial Statements............................................. F-29

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Stockholder of  Coast Hotels and Casinos, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, stockholder's equity and cash flows present fairly, in all material respects, the financial position of Coast Hotels and Casinos, Inc. (a wholly owned subsidiary of Coast Resorts, Inc.) at December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Las Vegas, Nevada
February 2, 2001

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                                 BALANCE SHEETS
                           December 31, 1999 and 2000
                    (dollars in thousands, except share data)

                                                           1999        2000
                                                        ----------- ----------
                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..........................  $   38,616  $   43,560
  Accounts receivable, less allowance for doubtful
    accounts $842 (1999) and $713 (2000).............       4,212       5,658
  Inventories........................................       5,481       7,220
  Due from Coast Resorts.............................       2,863       9,464
  Prepaid expenses...................................       6,324       7,526
  Other current assets...............................       4,321       3,873
                                                        ----------- ----------
    TOTAL CURRENT ASSETS.............................      61,817      77,301
 PROPERTY AND EQUIPMENT, net.........................     337,704     485,925
 OTHER ASSETS........................................       8,652       7,772
                                                        ----------- ----------
                                                       $  408,173  $  570,998
                                                        =========== ==========

                   LIABILITIES AND
                 STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable...................................  $   11,738  $   16,308
  Accrued liabilities................................      32,781      38,201
  Construction accounts payable......................       8,304       4,868
  Current portion of long-term debt..................       2,473       2,430
                                                        ----------- ----------
    TOTAL CURRENT LIABILITIES........................      55,296      61,807
LONG-TERM DEBT, less current portion.................     234,766     353,337
DEFERRED INCOME TAXES................................       4,222      11,417
DEFERRED RENT........................................      16,732      20,330
                                                        ----------- ----------
    TOTAL LIABILITIES................................     311,016     446,891
                                                        ----------- ----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
  Common stock, $1.00 par value, 25,000 shares
   authorized, 1,000 shares issued and outstanding...           1           1
  Additional paid-in capital.........................      86,903      86,903
  Retained earnings..................................      10,253      37,203
                                                        ----------- ----------
    TOTAL STOCKHOLDER'S EQUITY.......................      97,157     124,107
                                                        ----------- ----------
                                                       $  408,173  $  570,998
                                                        =========== ==========

The accompanying notes are an integral part of these financial statements.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1998, 1999 and 2000
                             (dollars in thousands)

                                                 1998      1999      2000
                                               --------  --------  --------
OPERATING REVENUES:
     Casino..................................  $242,992  $265,753  $309,023
     Food and beverage.......................    66,503    72,697    84,752
     Hotel...................................    28,443    30,296    33,711
     Other...................................    26,421    29,110    31,183
                                               --------  --------  --------

        GROSS OPERATING REVENUES.............   364,359   397,856   458,669
     Less: promotional allowances............   (31,996)  (35,325)  (39,142)
                                               --------  --------  --------
        NET OPERATING REVENUES...............   332,363   362,531   419,527
                                               --------  --------  --------

OPERATING EXPENSES:
     Casino..................................   127,512   131,402   147,797
     Food and beverage.......................    47,278    50,923    62,063
     Hotel...................................    11,856    12,923    13,788
     Other...................................    22,458    25,041    24,750
     General and administrative..............    55,879    60,445    69,408
     Pre-opening expenses....................        --       235     6,161
     Land leases.............................     3,190     3,770     3,396
     Deferred (non-cash) rent................     3,198     2,918     2,538
     Depreciation and amortization...........    20,607    21,613    25,375
                                               --------  --------  --------
        TOTAL OPERATING EXPENSES.............   291,978   309,270   355,276
                                                --------  --------- --------
        OPERATING INCOME.....................    40,385    53,261    64,251
                                               --------  --------  --------

OTHER INCOME (EXPENSES):
     Interest expense........................   (27,323)  (22,503)  (27,954)
     Interest income.........................       695       450       470
     Interest capitalized....................        58       612     4,511
     Gain (loss) on disposal of equipment....       168      (192)      (60)
                                               --------  --------  --------
        TOTAL OTHER INCOME (EXPENSES)........   (26,402)  (21,633)  (23,033)
                                               --------  --------  --------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM.........................    13,983    31,628    41,218
PROVISION FOR INCOME TAXES...................     5,225    10,382    14,268
                                               --------  --------  --------
INCOME BEFORE EXTRAORDINARY ITEM.............     8,758    21,246    26,950
EXTRAORDINARY ITEM - loss on early retirement
 of debt, net of applicable income tax
 benefit ($14,543)...........................        --   (27,007)       --
                                               --------  --------  --------
NET INCOME (LOSS)............................  $  8,758  $ (5,761) $ 26,950
                                               ========  ========  ========

The accompanying notes are an integral part of these financial statements.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                       STATEMENTS OF STOCKHOLDER'S EQUITY
              For the Years Ended December 31, 1998, 1999 and 2000
                             (dollars in thousands)


                                  Common Stock   Additional
                                 --------------   Paid-In   Retained
                                 Shares  Amount   Capital   Earnings     Total
                                 ------  ------  --------   --------   --------
Balances at December 31, 1997..   1,000   $ 1    $ 95,858   $  1,487   $ 97,346
  Transfer of Coast West, Inc..
  to Coast Hotels by Coast
  Resorts, Inc.................      --    --      (8,955)     5,769     (3,186)
  Net income...................      --    --          --      8,758      8,758
                                 ------  ------  --------   --------   --------
Balances at December 31, 1998..   1,000     1      86,903     16,014    102,918
  Net loss.....................      --    --          --     (5,761)    (5,761)
                                 ------  ------  --------   --------   --------
Balances at December 31, 1999..   1,000     1      86,903     10,253     97,157
  Net income...................      --    --          --     26,950     26,950
                                 ------  ------  --------   --------   --------
Balances at December 31, 2000..   1,000   $ 1    $ 86,903   $ 37,203   $124,107
                                 ======  ======  ========   ========   ========

The accompanying notes are an integral part of these financial statements.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1998, 1999 and 2000
                             (dollars in thousands)

                                                   1998       1999       2000
                                                ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..........................    $  8,758   $ (5,761)  $ 26,950
                                                 --------   --------   --------
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
      Depreciation and amortization........        20,607     21,613     25,375
      Provision for bad debts..............         1,490        248        129
      Loss on early retirement of debt.....            --     41,550         --
      Loss (gain) on disposal of equipment.          (168)       192         60
      Deferred rent........................         3,198      3,708      3,598
      Deferred income taxes................           876     (3,099)     7,543
      Amortization of debt offering costs..           706        124      1,053
      (Increase) decrease in operating assets:
        Accounts receivable............               915       (159)    (1,317)
        Inventories....................               173       (569)    (1,739)
        Prepaid expenses and other assets           4,235         20     (1,771)
      Increase (decrease) in operating liabilities:
        Accounts payable...............               781      1,850      4,570
        Accrued liabilities............            (2,313)     7,443      5,420
                                                 --------   --------   --------
        TOTAL ADJUSTMENTS..............            30,500     72,921     42,921
                                                 --------   --------   --------
        NET CASH PROVIDED BY OPERATING
        ACTIVITIES.....................            39,258     67,160     69,871
                                                 --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net of amounts in
   accounts payable.............................  (15,492)   (49,242)  (176,956)
  Proceeds from sale of equipment...............      168        437        102
                                                 --------   --------   --------
        NET CASH USED IN INVESTING ACTIVITIES...  (15,324)   (48,805)  (176,854)
                                                 --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt, net
   of ssuance costs.............................       --    167,808         --
  Early retirement of debt......................       --   (223,017)        --
  Principal payments on long-term debt..........   (8,097)   (15,545)    (2,472)
  Proceeds from borrowings under bank line of
   credit, net of financing costs...............       --     67,637    131,600
       ..............
  Repayments of borrowings under bank line of
   credit.......................................       --    (14,000)   (10,600)
  Advances to Coast Resorts.....................   (3,668)    (4,217)    (6,601)
                                                 --------   --------   --------
        NET CASH PROVIDED BY (USED IN)
         FINANCING  ACTIVITIES..................  (11,765)   (21,334)   111,927
                                                 --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS..................................   12,169     (2,979)     4,944
CASH AND CASH EQUIVALENTS, at beginning of year.   29,426     41,595     38,616
                                                 --------   --------   --------
CASH AND CASH EQUIVALENTS, at end of year....... $ 41,595   $ 38,616   $ 43,560
                                                 ========   ========   ========

The accompanying notes are an integral part of these financial statements.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1--Background Information and Basis of Presentation

Background Information

    Coast Hotels and Casinos, Inc. (the "Company" or "Coast Hotels") is a Nevada corporation and a wholly owned subsidiary of Coast Resorts, Inc. ("Coast Resorts "), which is also a Nevada corporation. Coast Hotels was formed in September 1995 and owns and operates the following hotel-casinos in Las Vegas, Nevada:

o Gold Coast Hotel and Casino, which is located approximately one mile west of the Las Vegas Strip on Flamingo Road.

o   Barbary Coast Hotel and Casino, which is located on the Las Vegas Strip.

o The Orleans Hotel and Casino, which is located approximately one mile west of the Las Vegas Strip on Tropicana Avenue.

o The Suncoast Hotel and Casino, which is located in the western Las Vegas valley. The Suncoast opened September 12, 2000.

Basis of Presentation

    As further described in Note 9, on July 21, 1998, Coast Resorts contributed the common stock of Coast West to Coast Hotels, as a result of which Coast West became a wholly owned subsidiary of Coast Hotels. The financial statements include the accounts of Coast Hotels and, from July 21, 1998 through March 23, 1999, its subsidiary Coast West. On March 23, 1999 Coast West was merged into the Company, leaving no subsidiaries of Coast Hotels. All intercompany balances and transactions have been eliminated for all periods presented.

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

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2--Summary of Significant Accounting Policies (continued)

Property, Equipment and Depreciation

    Property and equipment are stated at cost. Expenditures for additions, renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income. Depreciation is computed by the straight-line method over the estimated useful lives of property and equipment, which range from 5 to 15 years for equipment and 25 to 40 years for buildings and improvements.

    During construction, Coast Hotels capitalizes interest and other direct and indirect development costs. Interest is capitalized monthly by applying the effective interest rate on certain borrowings to the average balance of expenditures. The interest that was capitalized was $58,000 (1998), $612,000
(1999) and $4,511,000 (2000).

Pre-opening and Related Promotional Expense

    Prior to January 1, 1999, costs associated with the opening of new hotel-casinos or major additions to an existing hotel-casino, including personnel, training, certain marketing and other costs, were capitalized and charged to expense over management's estimate of the period of economic benefit associated with such costs. Management believes that such period, with respect to major hotel-casinos, is within one fiscal quarter of the date of opening. Effective January 1, 1999, pre-opening costs are expensed as incurred. Pre-opening costs of $6,161,000 and $235,000 were expensed during the years ended December 31, 2000 and 1999, respectively, in connection with the development of the Suncoast. There were no capitalized pre-opening costs at December 31, 1998.

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

Advertising Costs

    Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising costs consist primarily of mailing costs associated with direct mail programs. Capitalized advertising costs were immaterial at December 31, 1999 and 2000. Advertising expense was approximately $6.0 million, $5.4 million and $6.5 million for the years ended December 31, 1998, 1999 and 2000, respectively.

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

Promotional Allowances

    The retail value of hotel accommodations and food and beverage items provided to customers without charge is included in gross revenues and then deducted as promotional allowances, to arrive at net revenues. The estimated cost of providing these complimentary services is as follows for the years ended December 31, 1998, 1999 and 2000:

                                             December 31,
                                     1998      1999      2000
                                   --------  --------  --------
                                          (in thousands)
Hotel............................  $  2,497  $  2,167  $  2,199
Food and beverage................    25,552    28,593    32,044
                                   --------  --------  --------
                                   $ 28,049  $ 30,760  $ 34,243
                                   ========  ========  ========


    The cost of promotional allowances has been allocated to expense as follows for the years ended December 31, 1998, 1999 and 2000:

                                            December 31,
                                     1998      1999       2000
                                   --------  --------  --------
                                          (in thousands)
Casino...........................  $ 25,290  $ 28,106  $ 32,052
Other............................     2,759     2,654     2,191
                                   --------  --------  --------
                                   $ 28,049  $ 30,760  $ 34,243
                                   ========  ========  ========

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

Short-term Investments

    Short-term investments purchased with an original maturity of over three months but less than one year are stated at cost, which approximates fair value because of their short maturity. There were no short-term investments at December 31, 1999 or 2000.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2--Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

    The Company extends credit to patrons after background checks and investigations of creditworthiness and does not require collateral. Coast Hotels has a concentration of credit risk in Southern Nevada. The Company records provisions for potential credit losses and such losses have been within management's expectations. Management believes that as of December 31, 2000, no significant concentration of credit risk exists for which an allowance has not already been determined and recorded.

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

Reclassifications

    Certain amounts in the 1998 and 1999 financial statements have been reclassified to conform with the 2000 presentation.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2--Summary of Significant Accounting Policies (continued)

Accounting for Derivative Instruments and Hedging Activity

    In June 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") entitled "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as a hedge of specific financial exposures. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and, if used in hedging activities, its effective use as a hedge. SFAS 133 as amended is effective for all fiscal quarters of fiscal years beginning after December 31, 2000. SFAS 133 should not be applied retroactively to financial statements for prior periods. The Company will adopt SFAS 133 when required. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS 133 will have a significant effect on the Company's earnings or financial position.

NOTE 3--Property and Equipment

    Major classes of property and equipment consist of the following as of December 31, 1999 and 2000:

                                         December 31,
                                        1999      2000
                                      --------  --------
                                         (in thousands)
Building............................  $241,605  $371,142
Furniture and fixtures..............   162,961   231,643
                                      --------  --------
                                       404,566   602,785
Less accumulated depreciation.......  (118,249) (138,014)
                                      --------  --------
                                       286,317   464,771
Land................................    15,232    15,232
Construction in progress............    36,155     5,922
                                      --------  --------
Net property and equipment..........  $337,704  $485,925
                                      ========  ========

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

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4--Leases (continued)

    During December 1995, Coast Hotels entered into a ground lease for the land underlying The Orleans. The land is owned by The Tiberti Company, a Nevada general partnership, of which a stockholder of Coast Resorts is the managing partner. The stockholder is also the president and a director and stockholder of the general contractor for the construction of The Orleans and the Suncoast, as more fully described in Note 10. The lease provides for an initial term of fifty years with a twenty-five year renewal option and includes a purchase option, exercisable by Coast Hotels, at fair market value during the twentieth and twenty-first years of the lease. Lease payments range from $175,000 to $250,000 per month during the first sixteen years of the lease increasing by 3% per annum thereafter. The total amount of the base rent payments on The Orleans lease is being charged to expense on the straight-line method over the term of the lease. Coast Hotels has recorded deferred rent to reflect the excess of rent expense over cash payments since the inception of the lease.

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

Future Minimum Lease Payments

    The following is an annual schedule of future minimum cash lease payments required under operating leases that have initial or remaining noncancelable terms in excess of one year as of December 31, 2000:

                                Operating Leases

    Year Ending December 31,      Payments
                                  --------
                               (in thousands)
2001..........................    $  5,060
2002..........................       5,370
2003..........................       5,363
2004..........................       5,240
2005..........................       5,300
Later years...................     405,261
                                  --------
Total minimum lease payments..    $431,594
                                  ========

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4--Leases (continued)

Rent Expense

    Rent expense for the years ended December 31, 1998, 1999 and 2000 is as follows:

                                   December 31,
                         ------------------------------
                           1998       1999       2000
                         --------   --------   --------
                                  (in thousands)
Occupancy rentals......  $  6,688   $  6,688   $  5,935
Other equipment........       115        120        146
                         --------   --------   --------
                         $  6,803   $  6,808   $  6,081
                         ========   ========   ========

NOTE 5--Accrued Liabilities

    Major classes of accrued liabilities consist of the following as of December 31, 1999 and 2000:

                                             December 31,
                                    -    -------------------
                                           1999       2000
                                         --------   --------
                                             (in thousands)
Slot club liability....................  $  8,007   $  7,293
Compensation and benefits..............     9,118     12,651
Progressive jackpot payouts............     4,380      4,532
Customer deposits and unpaid winners...     3,524      5,594
Deferred sports book revenue...........     1,229      1,500
Taxes..................................       713        911
Accrued interest expense...............     4,323      4,364
Outstanding chip and token liability...     1,051        948
Other..................................       436        408
                                         --------   --------
                                         $ 32,781   $ 38,201
                                         ========   ========

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6--Long-Term Debt

    Long-term debt consists of the following as of December 31, 1999 and 2000:

                                                                  December 31,
                                                              ------------------
                                                               1999       2000
                                                              --------  --------
Related parties:                                                (in thousands)
7.5% notes, payable in monthly installments of interestonly, with all principal and any unpaid interest due December 31,
  2001. The notes are uncollateralized and are payable to the former partners of Barbary Coast and Gold Coast............ $  1,975  $  1,975

Non-related parties:
9.5% senior subordinated notes due April 2009, with interest
  payable semiannually on April 1 and October 1..............  175,000   175,000

$200.0 million reducing revolving credit facility due April
  2004, collateralized by substantially all of the assets of
  Coast Hotels and Casinos, Inc..............................   55,000   176,000

13% First Mortgage Notes due 2002, with interest payable
semiannually on June 15 and December 15......................    1,960        --

8.6% note due August 11, 2007, payable in monthly installments of $26,667 principal plus interest on remaining principal
  balance, collateralized by 1980 Hawker aircraft............    2,453     2,133

Other notes payable..........................................      851       659
                                                              --------  --------
                                                               237,239   355,767
Less: current portion........................................    2,473     2,430
                                                              --------  --------
                                                              $234,766  $353,337
                                                              ========  ========

    In March 1999, the Company issued $175.0 million principal amount of 9.5% senior subordinated notes with interest payable on April 1 and October 1 beginning October 1, 1999 and entered into a $75.0 million senior secured revolving credit facility due 2004 to facilitate a refinancing. Availability under the credit facility was increased to $200.0 million in September 1999. Coast Resorts is a guarantor of the indebtedness under both of these debt agreements. Borrowings under the credit facility bear interest, at our option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). The premium varies depending on the Company's ratio of total debt to EBITDA and can vary between 125 and 250 basis points. As of December 31, 2000, the premium over LIBOR was 2.0% (200 basis points) and the interest rate was 8.64%. For the year ended December 31, 2000, the weighted average interest rate for the senior secured credit facility was 8.27%. The Company incurs a commitment fee, payable quarterly in arrears, on the unused portion of the credit facility. This variable fee is currently at the maximum rate of 0.5% per annum times the average unused portion of the facility.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6--Long-Term Debt (continued)

    The availability under the $200.0 million credit facility will be reduced quarterly beginning in the fiscal quarter ending September 30, 2001. The reductions will be $6.0 million on September 30, 2001 and December 31, 2001. The initial advance of $47.0 million under the credit facility was used in connection with the repurchase of the 13% first mortgage notes and the 10-7/8% first mortgage notes and is more fully described below. Subsequent advances under the credit facility may be used for working capital, general corporate purposes, construction of the Suncoast, and certain improvements to The Orleans, the Gold Coast and the Barbary Coast. As of December 31, 2000, the Company had $24.0 million of availability under the $200.0 million credit facility.

   With the proceeds from the senior subordinated notes and borrowings under the credit facility, the Company repurchased substantially all of the $175.0 million principal amount outstanding of 13% first mortgage notes in 1999. The remaining approximately $2.0 million in principal amount of the 13% first mortgage notes was redeemed on December 15, 2000 at a redemption price of 106.5% of the principal amount, plus any accrued and unpaid interest. In connection with the repurchase of the 13% notes and the 10-7/8% notes, the Company incurred repurchase premiums of $31.0 million and $2.1 million, respectively. The repurchase premiums and the write-offs of unamortized debt issuance costs and original issue discount resulted in an extraordinary loss of $27.0 million in 1999, net of applicable income tax benefit of $14.5 million.

    The loan agreement governing the $200.0 million senior secured revolving credit facility contains covenants that, among other things, limit the ability of the Company to pay dividends or make advances to Coast Resorts, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets of the Company. Additionally, the loan agreement requires that the Company maintain certain financial ratios with respect to its leverage and fixed charge coverage. The Company is also subject to certain covenants associated with the indenture governing the senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. Management believes that, at December 31, 2000, the Company was in compliance with all covenants and required ratios.

    On February 2, 2001 we issued an additional $50.0 million principal amount of senior subordinated notes. The net proceeds of approximately $48.8 million were used to reduce borrowings under our senior secured credit facility, which will provide the Company with additional availability under the credit facility. The notes were issued under the same indenture and have the same terms, interest rate and maturity date as our $175.0 million principal amount of senior subordinated notes.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6--Long-Term Debt (continued)

    Maturities on long-term debt are as follows:

Year Ending December 31,   Maturities
- ------------------------   ----------
                         (in thousands)
2001...................     $  2,430
2002...................       17,469
2003...................       40,482
2004...................      119,497
2005...................          323
Thereafter.............      175,566
                            --------
                            $355,767
                            ========


NOTE 7--Income Taxes and Pro Forma Data

    The components of the income tax provision (benefit) for the years ended December 31, 1998, 1999 and 2000 were as follows:

                            December 31,
                   -------------------------------
                     1998       1999       2000
                   --------   --------   --------
Federal:                   (in thousands)
Current........... $  4,349   $ (1,062)  $  6,725
Deferred..........      876     (3,099)     7,543
                   --------   ---------   --------
                   $  5,225   $ (4,161)  $ 14,268
                   ========   =========   ========

    The income tax provision (benefit) before consideration of the extraordinary loss for the years ended December 31, 1998, 1999 and 2000 differs from that computed at the federal statutory corporate tax rate as follows:

                                 December 31,
                           ----------------------
                            1998    1999    2000
                           ------  ------  ------
Federal statutory rate...   35.0%   35.0%   35.0%
Other....................    2.4%   (2.2%)  (0.4%)
                           ------  ------  ------
Effective tax rate.......   37.4%   32.8%   34.6%
                           ======  ======  ======

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 7--Income Taxes and Pro Forma Data (continued)

    The tax effects of significant temporary differences representing net deferred tax assets and liabilities at December 31, 1999 and 2000 are as follows:
                                                 December 31,
                                            -------------------
                                              1999       2000
                                            --------   --------
                                               (in thousands)
Deferred tax assets:
  Current:
    Accrued vacation......................  $    894   $    887
    Allowance for doubtful accounts.......       375        319
    Accrued slot club points..............       714        120
    Progressive liabilities...............     1,075      1,060
    Accrued medical and other benefits....       454        777
                                            --------   --------
      Total current.......................     3,512      3,163
                                            --------   --------
  Non-current:
    FICA, alternative minimum tax
     and other tax credits................     4,672        583
    Deferred rent.........................     5,336      7,116
                                            --------   --------
      Total non-current...................    10,008      7,699
                                            --------   --------
Total deferred tax assets.................    13,520     10,862
                                            --------   --------
Deferred tax liabilities:
  Non-current:
    Property, plant and equipment.........  (14,230)    (19,115)
                                            --------   --------
      Total deferred tax liabilities......  (14,230)    (19,115)
                                            --------   --------
Net deferred tax liability................  $  (710)  $  (8,253)
                                            ========   ========

NOTE 8--Fair Value of Financial Instruments

    The following estimated fair values of the Company's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying amounts and estimated fair values of the Company's other financial instruments at December 31, 2000 are as follows:

                                          Carrying     Fair
                                           Amount     Value
                                         ---------  ---------
                                            (in thousands)
Liabilities:
   Current portion of long-term debt...  $   2,430  $   2,430
                                         =========  =========
   Revolving credit facility...........  $ 176,000  $ 176,000
                                         =========  =========
   9.5% senior subordinated notes......  $ 175,000  $ 168,438
                                         =========  =========
   Other long-term debt................  $   2,337  $   2,508
                                         =========  =========

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 8--Fair Value of Financial Instruments (continued)

    For the current portion of long-term debt, the carrying amount approximates fair value due to the short-term nature of such debt. The carrying amount on the revolving credit facility is a reasonable estimate of fair value because this debt is carried with a floating interest rate. The fair value of the 9.5% senior subordinated notes was determined based upon market quotes. For all other long-term debt, the fair value is estimated using a discounted cash flow analysis, based on the incremental borrowing rates currently available to the Company for debt with similar terms and maturity.

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

NOTE 10--Related Party Transactions

    Amounts due from Coast Resorts primarily represent refundable advances for the payment of income taxes and the purchase of treasury stock.

    The  Company's  advertising  services  are  provided by LGT  Advertising,  a company owned by several stockholders of Coast Resorts. LGT purchases advertising for the Company from third parties and passes along any discounts they receive. LGT and its owners receive no compensation or profit for these services, as the Company is invoiced for actual costs incurred. Advertising expense paid to LGT amounted to approximately $6.0 million, $5.4 million and $6.5 million for the years ended December 31, 1998, 1999 and 2000, respectively.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 10--Related Party Transactions (continued)

    The Company purchases certain of its equipment and inventory for its operations from RJS, a company owned by the father of a major stockholder and director of Coast Resorts and a director and officer of the Company and the Company's restaurant manager. RJS invoices the Company based on actual costs incurred. For the fiscal years ended December 31, 1998, 1999 and 2000, the Company incurred expenses payable to RJS of approximately $829,000, $2.1 million and $6.5 million, respectively.

    The Company purchases wallboards and parlay cards for its race and sports books from Nevada Wallboards, Inc. A major stockholder and director of Coast Resorts and a director and officer of the Company is the majority stockholder of Nevada Wallboards, Inc. For the fiscal years ended December 31, 1998, 1999 and 2000, the Company incurred expenses payable to Nevada Wallboards of approximately $186,000, $180,000 and $192,000, respectively.

    A director of the Company is the president and sole stockholder of Yates-Silverman, Inc. which was retained by the Company as the designer of The Orleans and the Suncoast. For the fiscal years ended December 31, 1998, 1999 and 2000, the Company incurred expenses payable to Yates-Silverman of approximately $500,000, $721,000 and $548,000, respectively.

    The Company maintains numerous racetrack dissemination contracts with Las Vegas Dissemination, Inc. ("LVDC"). The son of a major stockholder and director of Coast Resorts and a director and officer of the company is the president and sole shareholder of LVDC. LVDC has been granted a license by the Nevada gaming authorities to disseminate live racing for those events and tracks for which it contracts and has been granted the exclusive right to disseminate all pari-mutuel services and race wire services in the State of Nevada. Under these dissemination contracts, the Company pays to LVDC an amount based on the wagers accepted for races held at the racetracks covered by the respective contracts. The Company also pays to LVDC a monthly fee for race wire services. For the fiscal years ended December 31, 1998, 1999 and 2000, the Company incurred expenses payable to LVDC of approximately $3.1 million, $1.3 million and $1.6 million, respectively.

    J.A. Tiberti Construction Company ("Tiberti Construction") has served as the general contractor for the original construction of the Gold Coast and for certain expansions thereof, for the original construction of the Barbary Coast and all expansions thereof and for the original construction and Phase II expansion of The Orleans. Tiberti Construction is also the general contractor for the construction of the Suncoast. The president of Tiberti Construction is a stockholder and director of Coast Resorts and a director of the Company. For the years ended December 31, 1998, 1999 and 2000, the Company paid approximately $3.7 million, $27.9 million and $108.5 million, respectively, to Tiberti Construction in connection with such construction services.

    As more fully described in Note 4, the Company is a party to a ground lease with The Tiberti Company with respect to the land underlying The Orleans. The president of The Tiberti Company is a director and stockholder of Coast Resorts. Amounts paid to the Tiberti Company with respect to the lease were $2.4 million per year for the fiscal years ended December 31, 1998, 1999 and 2000.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 10--Related Party Transactions (continued)

    Coast Hotels spent $300,000 in 1999 and $180,000 in 2000 to promote The Orleans by advertising on a racecar operated by the son of a major shareholder of Coast Resorts.

    The foregoing transactions are believed to be on terms no less favorable to us than could have been obtained from unaffiliated third parties and were approved by a majority of our disinterested directors.

NOTE 11-- Benefit Plans

401(k) Plans

   The Company offers separate defined contribution 401(k) plans for eligible employees. All employees of the Gold Coast, The Orleans and the Suncoast, and all employees of the Barbary Coast not covered by a collective bargaining agreement, are eligible to participate. The employees may elect to defer up to 15% of their yearly compensation, subject to statutory limits. The Company makes matching contributions of 50% of the first 6% of the employees' contribution. Contribution expense was $1.3 million, $1.1 million and $1.6 million for the years ended December 31, 1998, 1999 and 2000, respectively.

Defined Benefit Plan

    Certain employees at the Barbary Coast are covered by a union-sponsored, collectively bargained, multi-employer defined benefit pension plan. The Barbary Coast contributed $308,000, $310,000 and $309,000 during the years ended December 31, 1998, 1999 and 2000, respectively, to the plan. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked.

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

Stock Compensation Plan

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

   Effective January 1, 1999, Coast Resorts issued options to purchase 30,415 shares of its common stock to its chief operating officer, who is also the chief operating officer of the Company. The options vest in one-third increments on January 1, 1999, January 1, 2000 and January 1, 2001. The options expire on December 31, 2008. Effective June 14, 1999, Coast Resorts issued options to purchase 5,000 shares of its common stock to its chief financial officer, who is also the chief financial officer of the Company. The options vest in one-third increments on June 14, 1999, June 14, 2000 and June 14, 2001. The exercise price on the options is at $100 per share, which is equivalent to the estimated fair value of Coast Resorts' common stock at the grant date, as estimated by Coast Resorts from recent sales of common stock between shareholders. The options expire on June 13, 2009.

   Pro forma information regarding net income (loss) and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock option plan under the fair-value-based method of that Statement. The fair value for these options was estimated at the date of grant using the minimum value method (which is appropriate for valuing options of companies without publicly traded stock) with the following weighted-average assumptions: risk-free rate of return of approximately 5.0%, expected life of the options of 5 years and a 0% dividend yield. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the respective vesting periods of the options. For fiscal 1999 the pro forma net loss would have been $5,989,000, and for fiscal 2000 the pro forma net income would have been $26,703,000.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 12--Supplemental Cash Flows Information

    For the years ended December 31, 1998, 1999 and 2000 supplemental cash flows information amounts are as follows:
                                                         December 31,
                                                 ----------------------------
                                                   1998      1999      2000
                                                 --------  --------  --------
                                                        (in thousands)
Interest paid..................................  $ 26,764  $ 19,387  $ 27,913
                                                 ========  ========  ========
Income taxes paid..............................  $  2,300  $     --  $ 12,600
                                                 ========  ========  ========
Supplemental schedule of non-cash investing
 and financing activities:
Property and equipment acquisitions included
 in accounts payable or financed through
 notes payable.................................  $     --  $  8,304  $  4,868
                                                 ========  ========  ========
Transfer of net liabilities of Coast West to
 the Company by Coast Resorts ($8,955) less
 write-off of related allowance for advances
 to Coast West ($5,769)........................  $  3,186  $     --  $     --
                                                 ========  ========  ========

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

    The Company has commenced certain capital improvement projects at the Gold Coast and the Suncoast for which budgeted expenditures are estimated to total approximately $30.5 million. The Company anticipates the projects will be completed during 2001.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Stockholders of Coast Resorts, Inc.

In our opinion, the accompanying balance sheets and related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Coast Resorts, Inc. (parent company only) as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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



PricewaterhouseCoopers LLP

Las Vegas, Nevada
February 2, 2001

                               COAST RESORTS, INC.
                              (Parent Company Only)
                                 BALANCE SHEETS
                           December 31, 1999 and 2000
                    (dollars in thousands, except share data)

                                                    1999      2000
                                                  --------  --------
                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...................   $      13 $      --
  Refundable income taxes.....................          --     5,875
  Other current assets........................         660        --
                                                  --------  --------
    TOTAL CURRENT ASSETS......................         673     5,875
INVESTMENT IN SUBSIDIARY......................      97,293   124,107
                                                  --------  --------
                                                 $  97,966 $ 129,982
                                                 ========= =========

                LIABILITIES AND
              STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Due to Coast Hotels..........................  $   2,863 $   9,464
  Accrued liabilities..........................         --       217
                                                  --------  --------
    TOTAL CURRENT LIABILITIES..................      2,863     9,681
                                                  --------  --------

COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 500,000
     shares authorized, none issued and
     outstanding...............................         --        --
    Common stock, $.01 par value, 2,000,000
     shares authorized, 1,478,978 (1999) and
     1,463,178 (2000) shares issued and
     outstanding...............................         15        15
    Treasury stock.............................     (1,538)   (3,118)
    Additional paid-in capital.................     95,398    95,398
    Retained earnings..........................      1,228    28,006
                                                  --------  --------
       TOTAL STOCKHOLDERS' EQUITY..............     95,103   120,301
                                                  --------  --------
                                                  $ 97,966  $129,982
                                                 ========= =========

The accompanying notes are an integral part of these financial statements.

                               COAST RESORTS, INC.
                              (Parent Company Only)
                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1998, 1999 and 2000
                             (dollars in thousands)

                                               1998       1999        2000
                                            ---------   ----------  ---------
Equity interest in income (loss) from
subsidiary................................  $   8,287   $  (5,761)  $  26,950
General and administrative expenses.......       (134)        (35)        (35)
                                            ---------   ----------  ---------
Income (loss) before income taxes.........      8,153      (5,796)     26,915
Income tax provision (benefit)............        166         (11)        137
                                            ---------   ----------  ---------
NET INCOME (LOSS).........................  $   7,987   $  (5,785)  $  26,778
                                            =========   =========   =========

Basic net income (loss) per share of
  common stock............................  $    5.34   $   (3.91)$     18.20
                                            =========   =========   =========
Diluted net income (loss) per share of
  common stock............................  $    5.34   $   (3.91)$     17.92
                                            =========   =========   =========

Basic weighted average common shares
outstanding...............................  1,494,353   1,478,978   1,471,208
                                            =========   =========   =========
Diluted weighted average common shares
outstanding...............................  1,494,353   1,478,978   1,494,066
                                            =========   =========   =========

The accompanying notes are an integral part of these financial statements.

                               COAST RESORTS, INC.
                              (Parent Company Only)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1998, 1999, and 2000
                             (dollars in thousands)

                                       Common Stock    Additional
                                    -----------------    Paid-In    Retained   Treasury
                                      Shares   Amount    Capital    Earnings    Stock      Total
                                    ---------  ------   ---------   --------   --------   --------
Balances at December 31, 1997.....  1,494,353  $  15    $  95,398   $   (974)  $     --   $ 94,439
  Net income......................         --     --           --      7,987         --      7,987
                                    ---------  ------   ---------   --------   --------   --------
Balances at December 31, 1998.....  1,494,353     15       95,398      7,013         --    102,426
  Repurchase of common stock......    (15,375)    --           --         --     (1,538)    (1,538)
  Net loss........................         --     --           --     (5,785)        --     (5,785)
                                    ---------  ------   ---------   --------   --------   --------
Balances at December 31, 1999.....  1,478,978     15       95,398      1,228     (1,538)    95,103
  Repurchase of common stock......    (15,800)    --           --         --     (1,580)    (1,580)
  Net income......................         --     --           --     26,778         --     26,778
                                    ---------  ------   ---------   --------   --------   --------
Balances at December 31, 2000.....  1,463,178  $  15    $  95,398   $ 28,006   $ (3,118)  $120,301
                                    =========  ======   =========   ========   ========   ========

The accompanying notes are an integral part of these financial statements.

                               COAST RESORTS, INC.
                              (Parent Company Only)
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1998, 1999 and 2000
                             (dollars in thousands)

                                                      1998     1999     2000
                                                     -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................  $ 7,987  $(5,785) $26,778
                                                     -------  -------  -------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
  Equity interest in net (income) loss from
   subsidiary......................................   (8,287)   5,761  (26,950)
  Non-cash tax expense.............................       --       --      136
  Other current assets.............................       --     (660)  (5,215)
  Accrued liabilities..............................       --      (30)     217
  Due to Coast Hotels..............................      300    2,262    6,601
                                                     -------  -------  -------
    TOTAL ADJUSTMENTS..............................   (7,987)   7,333  (25,211)
                                                     -------  -------  -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES....       --    1,548    1,567
                                                     -------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase at common stock.......................       --   (1,538)  (1,580)
                                                     -------  -------  -------
    NET CASH USED IN FINANCING ACTIVITIES..........       --   (1,538)  (1,580)
                                                     -------  -------  -------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.......................................       --       10      (13)
CASH AND CASH EQUIVALENTS, at beginning of year....        3        3       13
                                                     -------  -------  -------
CASH AND CASH EQUIVALENTS, at end of year..........  $     3  $    13  $    --
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

                               COAST RESORTS, INC.
                              (Parent Company Only)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1--Summary of Significant Accounting Policies

Background Information and Basis of Presentation

    Coast Resorts, Inc. ("Coast Resorts" or the "Company") is a Nevada corporation and serves as a holding company for Coast Hotels and Casinos, Inc. ("Coast Hotels"). The Company is a guarantor of the Coast Hotels' senior secured credit facility and senior subordinated notes. The Company has no material business activity other than that conducted through Coast Hotels.

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

    Net income per common share for the years ended December 31, 1998, 1999 and 2000 is computed by dividing net income by the weighted average number of shares of common stock outstanding, which weighted average totaled 1,494,353 shares, 1,478,978 and 1,471,208, respectively. There were no options to purchase common stock issued in 1998. The weighted-average number of options to purchase common stock outstanding for the years ended December 31, 1999 and 2000 was 10,971 and 22,862, respectively. However, these options were excluded from the calculation of diluted earnings per share in 1999, as their inclusion would have been antidilutive (by reducing the loss per share).

NOTE 2-Treasury Stock

    In May 1999, our board of directors authorized the potential repurchase of up to 50,000 shares of common stock from stockholders at a maximum aggregate repurchase price of $5.0 million. As of December 31, 2000, we have repurchased a total of 31,175 shares of common stock from shareholders at a total purchase price of $3.1 million.

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Directors and Stockholder of Coast Hotels and Casinos, Inc.

Our audits of the financial statements referred to in our opinion dated February 2, 2001 appearing in this Annual Report on Form 10-K of Coast Hotels and Casinos, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.



PricewaterhouseCoopers LLP

Las Vegas, Nevada
February 2, 2001

                                                                     SCHEDULE II

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)
                        VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1998, 1999 and 2000
                             (dollars in thousands)


                                             ADDITIONS   ADDITIONS
                                 BALANCE AT  CHARGED TO  CHARGED TO              BALANCE AT
      DESCRIPTION                BEGINNING   COSTS AND   OTHER       DEDUCTIONS  END OF
                                 OF YEAR     EXPENSES    ACCOUNTS        (1)     YEAR
                                 ----------  ----------  ----------  ----------  ----------
Allowance for doubtful accounts
  (casino receivables):

Year ended December 31, 1998...  $      194  $    1,499  $       --  $    1,099  $      594
                                 ==========  ==========  ==========  ==========  ==========
Year ended December 31, 1999...  $      594  $    1,281  $       --  $    1,033  $      842
                                 ==========  ==========  ==========  ==========  ==========
Year ended December 31, 2000...  $      842  $      556  $       --  $      685  $      713
                                 ==========  ==========  ==========  ==========  ==========


Allowance for doubtful accounts
  (advances to Coast West):

Year ended December 31, 1998...  $    4,680  $    1,090  $       --  $    5,770  $       --
                                 ==========  ==========  ==========  ==========  ==========
Year ended December 31, 1999...  $       --  $       --  $       --  $       --  $       --
                                 ==========  ==========  ==========  ==========  ==========
Year ended December 31, 2000...  $       --  $       --  $       --  $       --  $       --
                                 ==========  ==========  ==========  ==========  ==========

(1) On July 21, 1998, Coast Resorts contributed the capital stock of Coast West to the Company. The allowance for doubtful accounts on advances previously made by the Company to Coast West ($5,770,000) was eliminated in connection with such transactions.