Form 10-K
period 2001-12-31
COAST HOTELS & CASINOS INC
filed 2002-04-01
CIK 1013559

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-K

   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended
                                December 31, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

        Registrant's telephone number, including area code: (702)365-7000

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares of the Registrant's Common Stock outstanding as of March 29, 2002 was 1,000 shares, none of which was held by non-affiliates of the Registrant.

                         COAST HOTELS AND CASINOS, INC.

                                Table of Contents

                           Annual Report on Form 10-K

                   For the Fiscal Year Ended December 31, 2001

                                                                       PAGE
                                                                       ----
                                    PART I

Item 1.  Business ...................................................    1

Item 2.  Properties .................................................   11

Item 3.  Legal Proceedings ..........................................   12

Item 4.  Submission of Matters to a Vote of Security Holders ........   12

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters ........................................   13

Item 6.  Selected Historical Financial Data .........................   13

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..................................   15

Item 7A. Quantitative and Qualitative Disclosures about Market Risk..   25

Item 8.  Financial Statements and Supplementary Data ................   25

Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure ...................................   25

                                    PART III

Item 10  Directors and Executive Officers of the Registrant .........   26

Item 11. Executive Compensation .....................................   28

Item 12. Security Ownership of Certain Beneficial Owners and
         Management .................................................   29

Item 13. Certain Relationships and Related Transactions .............   30

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form
         8-K ........................................................   32

                                     PART I

Item 1. Business

The Company

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

o The Barbary Coast Hotel and Casino, which opened in March 1979, is located on the Las Vegas Strip.

     The following chart provides certain information about our properties as of December 31, 2001:

                         Casino   Slots and
                Hotel    Square     Video    Gaming
   Property     Rooms    Footage    Poker    Tables
-------------   -----   -------   ---------  ------
The Orleans..    840    105,000     2,428      64
Gold Coast...    712     82,000     1,864      44
Suncoast.....    419     82,000     2,313      50
Barbary Coast    197     30,000       609      36

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

     The Orleans features an approximately 105,000 square foot casino, including approximately 2,428 slot machines, 64 table games, a keno lounge, a poker parlor and race and sports books. The Orleans has 840 hotel rooms, 18 "stadium seating" first-run movie theaters, a 70-lane bowling center, approximately 40,000 square feet of banquet and meeting facilities, including an approximately 17,000 square foot grand ballroom, six full-service restaurants and a multi-station buffet, specialty themed bars, a swimming pool, a barber shop, a beauty salon, a child care facility, a video arcade and approximately 6,000 parking spaces. The Orleans also includes an 850-seat showroom that features headliner entertainment and other special events, allowing us to attract more tourists who would otherwise gamble at Strip casinos.

     In January 2001, we commenced an approximately $150.0 million expansion of The Orleans. The project is expected to be paid for with operating cash flows and borrowings under our senior secured credit facility and is expected to be completed in phases through the second quarter of 2003. Featured in the expansion are an additional 40,000 square feet of new gaming area and public space, a multi-purpose special-events arena, an approximately 600-room hotel tower, a 2,600-car parking garage, six additional movie theaters, two restaurants and an Irish pub. Through December 31, 2001, we had spent approximately $51.0 million and had opened the two restaurants, the Irish pub, the movie theaters and a substantial portion of the parking garage. On March 8, 2002, we opened the additional 40,000 square feet of new gaming area and public space.

     Gold Coast. The Gold Coast is located on West Flamingo Road approximately one mile west of the Las Vegas Strip and one-quarter mile west of Interstate 15, the major highway linking Las Vegas and Southern California. Its strategic location offers easy access from all four directions in the Las Vegas valley.

     The Gold Coast features an approximately 82,000 square foot casino, including approximately 1,864 slot machines, 44 table games, a keno lounge, a 160-seat race and sports book and a 700-seat bingo parlor. Our eleven-story tower includes 712 hotel rooms and suites, a swimming pool and fitness center. The Gold Coast features four full-service restaurants, a multi-station buffet restaurant, a fast-food restaurant, a snack bar and an ice cream parlor. Entertainment amenities include a 70-lane bowling center, approximately 16,000 square feet of banquet and meeting facilities, four bars, an entertainment lounge and a showroom/dance hall featuring live musical entertainment. Other amenities include a gift shop, a liquor store, a travel agency, an American Express office, a Western Union office, a beauty salon, a barber shop, a child care facility and approximately 3,000 parking spaces.

     In the fourth quarter of 2000, we commenced an approximately $60.0 million expansion and remodel of the Gold Coast. The project is expected to be paid with operating cash flows and borrowings under our senior secured credit facility and is expected to be completed in phases through the third quarter of 2002. The expansion features a multi-station buffet, a sports bar, an Asian-themed restaurant, an Italian restaurant, a parking garage and expanded porte-cochere, 16,000 square feet of additional meeting space, 20,000 square feet of new gaming area, a new bingo parlor, the conversion of our old bingo parlor into a ballroom, the renovation of our standard hotel guest rooms and the redesign of most of the Gold Coast's public areas. Through December 31, 2001, we had spent approximately $31.0 million and had opened the multi-station buffet, the sports bar, the two restaurants, 6,000-square feet of the 16,000 square feet of additional meeting space and we had substantially completed the redesign of the public areas.

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

     The Suncoast is a Mediterranean-themed facility featuring approximately 82,000 square feet of casino space, including approximately 2,313 slot machines, 50 table games, a 150-seat race and sports book and a 600-seat bingo parlor. The Suncoast has 419 spacious hotel rooms and suites, including 216 rooms constructed in 2001, approximately 25,000 square feet of banquet and meeting facilities, 16 "stadium seating" movie theaters, four full-service restaurants, a multi-station buffet restaurant, a 64-lane bowling center, a swimming pool and approximately 6,000 parking spaces. In 2001, we spent approximately $15.5 million to add 216 new hotel rooms and a swimming pool and to expand the buffet restaurant.

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

     The Barbary Coast features an approximately 30,000 square foot casino, including approximately 609 slot machines, 36 table games, a race and sports book and other amenities. Our eight-story tower includes 197 spacious rooms and suites. The Barbary Coast is furnished and decorated in an elegant turn-of-the-century Victorian theme and includes three bars and three restaurants: Michael's gourmet restaurant, Drai's on the Strip (leased to and operated by a third party) and the Victorian Room.

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

Competition

     There is intense competition among companies in the gaming industry. The Orleans, the Gold Coast and the Suncoast compete primarily with Las Vegas hotel-casinos and non-hotel gaming facilities that target local residents. Some of these competitors have recently completed expansions or new projects, including a hotel-casino recently opened adjacent to the Gold Coast. Furthermore, there are several undeveloped properties in the immediate vicinity of The Orleans, the Gold Coast and the Suncoast on which new gaming facilities could be built. The construction of new properties and the expansion or enhancement of existing properties near our hotel-casinos could have a negative impact on our business.

     In contrast to our other casinos, the Barbary Coast competes for customers primarily with the hotel-casinos located on the Strip. The construction of new properties and the expansion or enhancement of existing properties on the Strip by competitors could materially adversely affect business and results of operations of the Barbary Coast.

     In addition, each of our properties competes, to a lesser extent, with all other casinos and hotels in the Las Vegas area. A number of new hotel-casinos or expansions have opened in Las Vegas over the last several years, and several others have been announced. This additional gaming and room capacity may have a negative impact on our business.

     We also compete with other legalized forms of gaming and gaming operations in other parts of the state of Nevada and elsewhere. Certain states have recently legalized, and several other states are currently considering legalizing, casino gaming in designated areas. We also face competition from casinos located on Native American reservations. We believe that the development by Native Americans and other casino properties similar to those in Las Vegas in areas close to Nevada, particularly California and Arizona, could have a material adverse effect on our business and results of operations. California law permits limited Las Vegas-style gaming activities to be conducted by California Native American tribes. The governor has entered into compacts with nearly 60 tribes that allow the tribes to operate slot and video poker machines, banked card games and lotteries. An increase in gaming in California could have a material adverse effect on our business and results of operations.

Employees

     At December 31, 2001, we had approximately 7,147 employees. We have not experienced any significant work stoppages and believe our labor relations are good. The Las Vegas job market for qualified employees is very competitive. Approximately 350 employees at the Barbary Coast are covered by a collective bargaining agreement; none of our other employees are covered by a collective bargaining agreement.

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

     The Barbary Coast occupies approximately 1.8 acres at the intersection of Flamingo Road and the Strip and occupies real property that we lease pursuant to a lease dated May 1, 1993. The lease provides for rental payments of $175,000 per year during the initial term of the lease that expires on May 1, 2003. We have given notice to the landlord of our intention to exercise the first of two 30-year options, with rental payments increasing to $190,000 per year during the first ten years of the renewal period. We have an option to purchase the leased property at any time during the six month period prior to the expiration of the initial term of the lease, provided that certain conditions are met, at a purchase price equal to the greater of $3.5 million or the then appraised value of the real property. Should the landlord desire to sell the real property during the initial term of the lease, we have a right of first refusal. We also lease approximately 2.5 additional acres of real property located adjacent to the Barbary Coast. The lease expires on December 31, 2003. The lease provides for rental payments of $125,000 per annum. We use the 2.5-acre property as a parking lot for our employees and for valet parking. The landlord has the right to terminate the lease upon six months prior notice to us if it requires the use of the property for its own business purposes (which excludes leaving the property vacant or leasing it to third parties prior to January 1, 2003).

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

     No matters were submitted to our shareholder during the quarter ended December 31, 2001.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     We are a wholly owned subsidiary of Coast Resorts. None of our equity securities are publicly traded.

Item 6. Selected Historical Financial Data

     The following selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this Form 10-K. The balance sheets and statements of operations data as of and for each of the five years in the period ended December 31, 2001 are derived from the audited financial statements of Coast Hotels (except as indicated in footnote 1 to the following table). The financial statements of Coast Hotels as of December 31, 2000 and 2001 and for each of the three years in the period ended December 31, 2001 are included in this report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

                                         Year Ended December 31,
                            ------------------------------------------------
                             1997(1)   1998(1)   1999(1) 2000(1)(2)   2001
                            --------  --------  --------  --------  --------
                                         (dollars in thousands)
STATEMENTS OF OPERATIONS
  DATA:
Net revenues..............  $292,360  $328,824  $358,324  $408,925  $517,984
Departmental operating
  expenses(3).............   195,677   205,565   216,082   237,796   295,036
General and administrative
  expenses................    54,351    55,879    60,445    69,408    91,511
Pre-opening expenses......        --        --       235     6,161        --
Land leases...............     2,100     3,190     3,770     3,396     5,060
Deferred rent.............     2,378     3,198     2,918     2,538     3,538
Depreciation and
  amortization...........     18,278    20,607    21,613    25,375    36,549
                            --------  --------  --------  --------  --------
Operating income..........    19,576    40,385    53,261    64,251    86,290
Interest expense, net(4)..   (25,228)  (26,570)  (21,441)  (22,973)  (29,182)
Other income (expense)....       919       168      (192)      (60)   (1,815)
                            --------  --------  --------  --------  --------
Income (loss) before
 income taxes and
 extraordinary item.......    (4,733)   13,983    31,628    41,218    55,293
Provision (benefit) for
  income taxes............    (1,401)    5,225    10,382    14,268    18,815
                            --------  --------  --------  --------  --------
Income (loss) before
  extraordinary item......    (3,332)    8,758    21,246    26,950    36,478
Extraordinary item - loss
  on early retirement of
  debt, net of applicable
  income tax benefit
  ($14,543)...............        --        --   (27,007)       --        --
                            --------  --------  --------  --------  --------
Net income (loss).........  $ (3,332) $  8,758  $ (5,761) $ 26,950  $ 36,478
                            ========  ========  ========  ========  ========

See Footnotes to Selected Historical Financial Data

                                           As of December 31,
                            ------------------------------------------------
                              1997      1998      1999     2000(1)    2001
                            --------  --------  --------  --------  --------
                                         (dollars in thousands)
Balance Sheet Data:
Cash and cash
  equivalents.............  $ 29,426  $ 41,595  $ 38,616  $ 43,560  $ 43,347
Total assets..............  $366,861  $367,034  $408,173  $570,998  $661,480
Total debt................  $215,249  $207,859  $237,239  $355,767  $369,524
Stockholder's equity......  $ 97,346  $102,918  $ 97,157  $124,107  $160,585


See Footnotes to Selected Historical Financial Data.

Footnotes to Selected Historical Financial Data

(1) Financial data for 1997, 1998, 1999 and 2000 has been restated to reflect the reclassification of certain cash incentives of (dollars in thousands) $1,523, $3,539, $4,207 and $10,602, respectively, in connection with the adoption of Emerging Issues Task Force Issue 00-22 ("EITF 00-22"). The adoption of EITF 00-22 had no effect on net income. See "Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K - Financial Statements Index - Notes to Financial Statements - Note 1 - Background Information and Basis of Presentation - Basis of Presentation".

(2)  The Suncoast opened September 2000.

(3)  Includes casino, food and beverage, hotel and other expenses.

(4) Includes interest income of (dollars in thousands) $98 (1997), $695 (1998), $450 (1999), $470 (2000) and $405 (2001) and capitalized interest of $1,016
     (1997), $58 (1998), $612 (1999), $4,511 (2000) and $1,048 (2001).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

     We have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate those estimates, including those related to asset impairment, accruals for slot marketing points, self-insurance, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

     We  believe  that  the  following  critical   accounting   policies  affect
significant judgments and estimates used in the preparation of our financial statements:

o We recognize revenue as net wins and losses occur in our casinos, upon the occupancy of our hotel rooms, upon the delivery of food, beverage and other services, and upon performance for entertainment revenue. Wagers received on all sporting events are recorded as a liability until the final outcome of the event when the payoffs, if any, can be determined. Effective January 1, 2001, we adopted Emerging Issues Task Force Issue 00-22 (the "Issue") which requires cash discounts and certain other cash incentives related to gaming play be recorded as a reduction to gross casino revenues. The Issue requires that prior periods be restated. We previously recorded incentives as an operating expense and have reclassified prior period amounts.

o We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer's financial condition, credit history and current economic conditions. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

o We maintain accruals for health and workers compensation self-insurance and slot club point redemption, which are classified as accrued liabilities in the balance sheets. We determine the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals. If such information indicates that the accruals are overstated or understated, we will adjust the assumptions utilized in the methodologies and reduce or provide for additional accruals as appropriate.

o We are subject to various claims and legal actions in the ordinary course of business. Some of these matters include personal injuries to customers and damage to customers' personal assets. We estimate guest claims and accrue for such liability based on historical experience in accrued liabilities in the balance sheets.

o Effective January 1, 1999, pre-opening costs related to the construction of new projects are expensed as incurred. Pre-opening costs were expensed during the years ended December 31, 1999 and 2000, respectively, in connection with the development of the Suncoast. There were no pre-opening costs during the year ended December 31, 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies and Estimates (continued)

o We have entered into lease agreements where the rental payments increase on either a monthly or annual basis. We recognize the related rent expense on the straight-line method over the term of the agreements. Deferred rent is recorded to reflect the excess of rent expense over cash payments since the inception of the leases.

Results of Operations

     The following table sets forth, for the periods indicated, certain financial information regarding the historical results of Coast Hotels:

                                         Year Ended December 31,
                                       1999       2000       2001
                                     ---------  ---------  ---------
                                         (dollars in thousands)
Net operating revenues.............  $ 358,324  $ 408,925  $ 517,984
Operating expenses.................    305,063    344,674    431,694
                                     ---------  ---------  ---------
Operating income...................  $  53,261  $  64,251  $  86,290
                                     =========  =========  =========
Net income (loss)..................  $  (5,761) $  26,950  $  36,478
                                     =========  =========  =========
EBITDA (1).........................  $  78,027  $  98,325  $ 126,377
                                     =========  =========  =========
Cash provided by operating
  activities.......................  $  67,160  $  69,871  $  84,684
                                     =========  =========  =========
Cash used in investing activities..  $ (48,805) $(176,854) $(101,725)
                                     =========  =========  =========
Cash provided by (used in)
  financing  activities............  $ (21,334) $ 111,927  $  16,828
                                     =========  =========  =========

-------
(1) "EBITDA" means earnings before interest, taxes, depreciation, amortization, deferred (non-cash) rent expense, other non-cash expenses and certain non-recurring items, including pre-opening expenses and gains and losses on disposal of equipment (for all periods presented, the only non-cash expense was deferred rent and the only non-recurring items were pre-opening expenses, gains and losses on disposal of assets and extraordinary loss on retirement of debt). EBITDA is defined in our senior secured credit facility and in the indenture governing our senior subordinated notes. EBITDA is presented as supplemental disclosure because the calculation of EBITDA is necessary to determine our compliance with certain covenants under these financing agreements and because management believes that it is a widely used measure of operating performance in the gaming industry. EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles) as an indicator of our operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as an indicator of cash flows or a measure of liquidity. All companies do not calculate EBITDA in the same manner. As a result, EBITDA as presented here may not be comparable to the similarly titled measures presented by other companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fiscal 2001 Compared to 2000

     Net revenues and operating income increased in the year ended December 31, 2001 due primarily to the strong performance of the Suncoast, which opened in September 2000. Construction disruption at the Gold Coast and The Orleans, a slowdown in tourist visitation to Las Vegas after the September 11, 2001 terrorist attacks, recessionary economic trends and competition from new locals-oriented hotel-casinos resulted in decreases in revenues and operating income at The Orleans, the Gold Coast and the Barbary Coast. Combined net revenues in 2001 were $518.0 million compared to $408.9 million in 2000, an increase of 26.7%. Operating income was $86.3 million in 2001 compared to $64.3 million in 2000, an increase of 34.3%. Operating expenses increased by 25.3%, primarily as a result of the full year of operations at the Suncoast compared to only three and one-half months of Suncoast operations in 2000. Net income in 2001 increased 35.4% to $36.5 million compared to $27.0 million in 2000 due to the full-year results of the Suncoast.

     Casino. Casino revenues were $387.5 million in 2001, an increase of 29.9% over 2000 casino revenues of $298.4 million. The increase was primarily due to the first full year of operations of the Suncoast. Construction disruption during a remodeling project contributed to a 2.7% decline in gaming revenues at the Gold Coast and the general slowdown in tourism after September 11 contributed to flat casino revenues at The Orleans and a 2.8% decline at the Barbary Coast. Casino expenses increased by 27.0% primarily because of the Suncoast, resulting in a casino operating margin of 55.0% in 2001 compared to 54.0% in 2000.

     Food and Beverage. For the year ended December 31, 2001, gross food and beverage revenues were $106.9 million, an increase of $22.1 million (26.1%) over 2000 revenues of $84.8 million, primarily due to the full year of operations at the Suncoast, which was only open for three and one-half months in 2000. Food and beverage expenses increased $15.7 million (25.3%), in line with the increase in revenues.

     Hotel. Gross hotel room revenues were $38.4 million in 2001, an increase of $4.7 million (14.0%) over 2000 room revenues of $33.7 million. The increase was due to a full year of operations of the Suncoast, which was only open for three and one-half months in 2000, and the expansion of available rooms at the Suncoast in September 2001 from 232 to 419. This more than offset a decline in occupancy at all four properties after the terrorist attacks on September 11. The average daily room rate increased to $59.05 in 2001 from $58.56 in 2000 due to the higher room rates achieved by the Suncoast and increases at both The Orleans and Gold Coast. Guest room occupancy levels declined from 93.0% in 2000 to 89.0% in 2001 as a result of the events of September 11 and generally lower occupancy levels at the Gold Coast. Hotel expenses increased 9.3%, primarily due to the full year of Suncoast operations.

     Other. Other revenues increased 17.8% in 2001 to $36.7 million compared to $31.2 million in 2000, due to the full year of operations at the Suncoast. Costs related to the other revenues increased by 12.9% for the same reason.

     General and Administrative. General and administrative expenses were $91.5 million in 2001 compared to $69.4 million in 2000, an increase of 31.9% due primarily to the full year of operations at the Suncoast. General and administrative expenses at the other properties increased $5.2 million or 8.8% partly due to increased utility costs of $2.4 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fiscal 2001 Compared to 2000 (continued)

     Pre-opening, Rent and Depreciation. There were no pre-opening expenses in 2001 compared to $6.2 million in 2000 due to the opening of the Suncoast in September 2000. Land lease expense and the related deferred rent expense were both higher in 2001 because the rent on the Suncoast land was capitalized during construction until it opened on September 12, 2000. Depreciation and amortization expense was higher in 2001 due primarily to a full year of operations at the Suncoast.

     Other Expenses. Other expenses were $31.0 million in 2001, an increase of 34.6% over 2000 other expenses of $23.0 million, due primarily to higher average debt levels and lower capitalized interest in 2001.

Fiscal 2000 Compared to 1999

     Net revenues and operating income increased in the year ended December 31, 2000, primarily due to improved slot revenues at The Orleans and the opening in September 2000 of the Suncoast. Net revenues in 2000 were $408.9 million compared to $358.3 million in 1999, an increase of 14.1%. Operating income was $64.3 million in 2000 compared to $53.3 million in 1999, an increase of 20.6%. Operating expenses increased by 13.0%, in line with the increased revenues.

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

     Casino. Casino revenues were $298.4 million in 2000, an increase of 14.1% over 1999 casino revenues of $261.5 million. The increase was primarily due to improved slot revenues at The Orleans and the opening in September 2000 of the Suncoast. Because of the improvement in high-margin slot revenues, casino expenses increased only 7.9% contributing to an improved casino operating margin of 54.0% in 2000 compared to 51.4% in 1999.

     Food and Beverage. For the year ended December 31, 2000, gross food and beverage revenues were $84.8 million, an increase of $12.1 million (16.6%) over 1999 revenues of $72.7 million. The increase was primarily due to increased customer volume at The Orleans and the opening of the Suncoast. Food and beverage expenses increased $11.1 million, in line with the increase in revenues.

     Hotel. Gross hotel room revenues were $33.7 million in 2000, an increase of $3.4 million (11.3%) over 1999 room revenues of $30.3 million. The increase was primarily due to the opening of the Suncoast and an increase in the average daily room rate from $52.87 in 1999 to $58.56 in 2000 that was offset by a slight decrease in room occupancy percentage from 94.2% in 1999 to 93.0% in 2000. The increase in hotel expenses was commensurate with the increase in revenues.

     Other. Other revenues increased 7.1% in 2000 to $31.2 million compared to $29.1 million in 1999, primarily due to the opening of the Suncoast. Costs related to the other revenues decreased slightly (1.2%).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fiscal 2000 Compared to 1999 (continued)

     General and Administrative. General and administrative expenses were $69.4 million in 2000 compared to $60.4 million in 1999, an increase of 14.8% due primarily to related expenses of the Suncoast.

     Pre-opening, Rent and Depreciation. Pre-opening expenses were $6.2 million in 2000 compared to $235,000 in 1999 due to the opening of the Suncoast. Land lease expense and the related deferred rent expense were both lower in 2000 because the rent on the Suncoast land was capitalized during the construction period, July 1, 1999 to September 12, 2000. Depreciation and amortization expense was higher in 2000 because of the opening of the Suncoast.

Aggregate Indebtedness and Fixed Payment Obligations

     Our total long-term indebtedness and fixed payment obligations on the land leases are summarized by year below:

                                     2002      2003      2004      2005      2006   Thereafter
                                   --------  --------  --------  --------  --------  --------
                                                     (dollars in thousands)
Long-Term Indebtedness
  Senior subordinated notes(1)...  $     --  $     --  $     --  $     --  $     --  $225,000
  Bank credit facility(1)........        --    25,000   119,000        --        --        --
  Other..........................       148       162       177         3         3        31

Fixed Payment Obligations
  for Land Leases
  Barbary Coast - land lease.....       175       185       190       190       190     5,303
  Barbary Coast - parking lot....       125       125        --        --        --        --
  The Orleans - land lease.......     2,650     2,700     2,700     2,700     2,950   195,811
  Suncoast - land lease..........     2,420     2,480     2,540     2,600     2,660   203,840
                                   --------  --------  --------  --------  --------  --------
Total Indebtedness and Fixed
Payment Obligations..............  $  5,518  $ 30,652  $124,607  $  5,493  $  5,803  $629,985
                                   ========  ========  ========  ========  ========  ========


(1) This excludes the March 19, 2002 issuance of an additional $100.0 million of senior subordinated notes and related repayment of $103.0 million on our bank credit facility.

     During the year ended December 31, 2001 we made principal payments of $32.0 million net of borrowings on the senior secured credit facility and $4.2 million in principal payments on other long-term debt. Coast Hotels has debt service payments due aggregating $148,000 in 2002 on other long-term debt obligations.

     We also have fixed payment obligations due during 2002 of $5.4 million. Total remaining fixed payment obligations under leases is $432.5 million. The fixed payment obligations represent payments due under operating lease agreements primarily for land on which three of our properties are located.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Aggregate Indebtedness and Fixed Payment Obligations (continued)

     The Orleans occupies a portion of an approximately 80-acre site located on West Tropicana Avenue, approximately one mile south of the Gold Coast. We lease the real property under a ground lease entered into by Coast Hotels and the Tiberti Company, a Nevada general partnership of which J. Tito Tiberti, a director of Coast Hotels, is managing partner. The lease had an effective commencement date of October 1, 1995, an initial term of 50 years, and includes an option, exercisable by us, to extend the initial term for an additional 25 years. The lease provides for monthly rental payments of $200,000 per month through February 2002, $225,000 per month during the 48-month period thereafter, and $250,000 per month during the 60-month period thereafter. In March 2011, annual rental payments will increase on a compounding basis at a rate of 3.0% per annum. In addition, we have been granted an option to purchase the real property during the two-year period commencing in February 2016. The lease provides that the purchase price will be the fair market value of the real property at the time we exercise the option, provided that the purchase price will not be less than 10 times, nor more than 12 times, annual rent at such time. See also Item 2 "Properties" for a discussion of our properties.

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

     The Barbary Coast occupies approximately 1.8 acres at the intersection of Flamingo Road and the Strip and occupies real property that we lease pursuant to a lease dated May 1, 1993. The lease provides for rental payments of $175,000 per year during the initial term of the lease that expires on May 1, 2003. We have given notice to the landlord of our intention to exercise the first of two 30-year options, with rental payments increasing to $190,000 per year during the first ten years of the renewal period. We have an option to purchase the leased property at any time during the six month period prior to the expiration of the initial term of the lease, provided that certain conditions are met, at a purchase price equal to the greater of $3.5 million or the then appraised value of the real property. Should the landlord desire to sell the real property during the initial term of the lease, we have a right of first refusal. We also lease approximately 2.5 additional acres of real property located adjacent to the Barbary Coast. The lease expires on December 31, 2003. The lease provides for rental payments of $125,000 per annum. We use the 2.5-acre property as a parking lot for our employees and for valet parking. The landlord has the right to terminate the lease upon six months prior notice to us if it requires the use of the property for its own business purposes (which excludes leaving the property vacant or leasing it to third parties prior to January 1, 2003).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

     Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $84.7 million in the year ended December 31, 2001, compared to $69.9 million in 2000 and $67.2 million in 1999.

     Cash used in investing activities in each of the years ended December 31, 1999, 2000 and 2001 was primarily for capital expenditures. During 2001, our capital expenditures were $141.6 million, including construction accounts payable of $34.1 million. $30.9 million was used in the expansion and remodel of the Gold Coast, approximately $51.0 million was used in the expansion of The Orleans, approximately $7.4 million was used in other projects at The Orleans and $15.5 million was used at the Suncoast to add 216 hotel rooms and a swimming pool and to complete other various projects. $11.9 million was used to purchase three contiguous parcels of land totaling approximately 55 acres for possible future development. The remaining $24.9 million was used for maintenance capital expenditures.

     Cash provided by financing activities was $16.8 million in 2001. Proceeds from the issuance in February 2001 of $50.0 million principal amount of senior subordinated notes and from borrowings under our senior secured credit facility were partially offset by reductions of amounts outstanding under the credit facility with cash flows from operations and approximately $49.1 million of net proceeds from the senior subordinated notes issuance. Cash provided by financing activities was $111.9 million in 2000, primarily from borrowings under our senior secured credit facility, and cash used in financing activities was $21.3 million in 1999 primarily as a result of the refinancing of our debt. In March 1999, we issued $175.0 million principal amount of 9.5% senior subordinated notes and entered into a $75.0 million senior secured credit facility due 2004 to facilitate the refinancing. The senior secured credit facility was increased to $200.0 million in September 1999 to finance the construction of the Suncoast.

     In 1999, with the proceeds from our $175.0 million principal amount of 9.5% senior subordinated notes and borrowings under the senior secured credit facility, we repurchased substantially all of the $175.0 million principal amount outstanding of 13% first mortgage notes and all $16.8 million principal amount of 10-7/8% first mortgage notes. In December 2000 we redeemed the remaining 13% first mortgage notes. In connection with the 1999 repurchase of the 13% notes and the 10-7/8% notes, we incurred repurchase premiums of $31.0 million and $2.1 million, respectively. The repurchase premiums and the write-offs of unamortized debt issuance costs and original issue discount resulted in an extraordinary loss in 1999 of $27.0 million, net of applicable income tax benefit of $14.5 million.

     On February 2, 2001 the Company issued $50.0 million additional principal amount of senior subordinated notes. The net proceeds of approximately $49.1 million were used to reduce borrowings under our senior secured credit facility. On March 19, 2002 we issued $100.0 million additional principal amount of our senior subordinated notes. The notes were issued at a premium and the net proceeds of approximately $103.0 million were used to reduce borrowings under our senior secured credit facility. As a result, we have additional availability under the credit facility to complete certain capital improvement projects as further described below. The notes that were issued in 2001 and 2002 were issued under the same indenture and have the same terms, interest rate and maturity date as our outstanding $225.0 million principal amount of senior subordinated notes. Coast Hotels has entered into an interest rate swap agreement with a member of the Company's bank group such that $100.0 million of the Company's fixed rate debt has been converted to a floating rate based upon LIBOR.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

     The availability under the senior secured credit facility was reduced by $6.0 million to $194.0 million on September 30, 2001 and by $6.0 million to $188.0 million on December 31, 2001, and will be reduced by an additional $6.0 million on each of March 31, 2002 and June 30, 2002. The quarterly reduction will increase to $8.5 million on each of September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003; and to $11.5 million on each of September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004. Advances under the facility may be used for working capital, general corporate purposes, and certain improvements to our existing properties. As of March 19, 2002, after completion of the $100.0 million offering and use of proceeds to repay debt outstanding under the senior secured credit facility, we had $49.0 million outstanding under the senior secured credit facility. Borrowings under the senior secured credit facility bear interest, at our option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). The premium varies, depending on our ratio of total debt to EBITDA and can vary between 125 and 250 basis points. As of December 31, 2001, the premium over LIBOR was 2.0% (200 basis points) and the interest rate was 3.93%. The weighted average interest rate on the senior secured credit facility was 6.09% in 2001.

     The loan agreement governing the senior secured credit facility contains covenants that, among other things, limit our ability to pay dividends or make advances to Coast Resorts, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets. Additionally, the loan agreement requires that we maintain certain financial ratios with respect to its leverage and fixed charge coverage. We are also subject to certain covenants associated with the indenture governing our senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. The agreement was amended in December 2001 and in March 2002 to increase the limitations on certain capital expenditures. At December 31, 2001, we were in compliance with all covenants and required ratios.

Capital Improvement Projects

     In January 2001 we commenced an expansion of The Orleans. The project has an estimated cost of $150.0 million and is expected to be paid for with operating cash flows and borrowings under our senior secured credit facility. The expansion includes a special-events arena, a 600-room hotel tower, a 2,600-car parking garage, six additional movie theaters, two restaurants, an Irish pub and approximately 40,000 square feet of new gaming area and public space. Through March 29, 2002, we had completed the movie theaters, the parking garage, the restaurants, Irish pub and the additional gaming and public area. We anticipate that 2002 cash outlays for the project will total approximately $80.0 million.

     In the fourth quarter of 2000, we commenced an approximately $60.0 million expansion and remodel of the Gold Coast. The project was originally designed to include a new, expanded buffet restaurant, a sports bar, an Asian-themed restaurant, an Italian restaurant, 10,000 square feet of additional meeting space, the refurbishing of our standard hotel guest rooms and the redesign of most of the Gold Coast's public areas. In 2001 we expanded the scope of the project to include an additional approximately 20,000 square feet of slot and table games area, a new bingo room, an expanded porte-cochere, a parking garage and a moving walkway. We expect to complete the project by the fourth quarter of 2002 and to spend approximately $29.0 million in 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Capital Improvement Projects (continued)

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

o delays in obtaining or inability to obtain all required licenses, permits and authorizations; and

o    disruption  of  our  operations  at  our   hotel-casinos   by  construction
     activities.


     We believe that existing cash balances, operating cash flow and available borrowings under our senior secured credit facility will provide sufficient resources to meet our debt and lease payment obligations and foreseeable capital expenditure requirements at our hotel-casino properties.

Other Matters

     In June 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") entitled "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as a hedge of specific financial exposures. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and, if used in hedging activities, its effective use as a hedge. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after December 31, 2000. SFAS 133 should not be applied retroactively to financial statements for prior periods. We adopted SFAS 133 on January 1, 2001 as required.

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets". SFAS 141 is effective as follows: (a) use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001; and (b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 which were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Matters (continued)

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

     In October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

     We are currently evaluating the provisions of SFAS 141, SFAS 142, SFAS 143 and SFAS 144 and we do not anticipate that the effects of these changes will have an impact on our financial position or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our bank credit facility. Through December 31, 2001, we had not invested in derivative- or foreign currency-based financial instruments.

     The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates:

                                                                                            Fair
                       2002      2003      2004      2005      2006   Thereafter   Total   Value(1)
                     --------  --------  --------  --------  --------  --------  --------  --------
                                                 (dollars in thousands)
LIABILITIES
Short-term debt
  Fixed rate.......  $    148  $     --  $     --  $    --  $     --  $     --  $    148  $    148
  Average interest
    rate(2)........      9.50%       --        --       --        --        --      9.50%

Long-term debt
  Fixed rate.......  $     --  $    162  $    177  $     3  $      3  $225,031  $225,376  $216,129
  Average interest
    rate(2)........        --      9.50%     9.50%    9.50%     9.50%     9.50%     9.50%

  Variable rate....  $     --  $ 25,000  $119,000   $   --  $     --  $     --  $144,000  $144,000
  Average interest
    rate(2)........        --      3.93%     3.93%      --        --        --      3.93%

(1) The fair values are based on the borrowing rate currently available for debt instruments with similar terms and maturities, and market quotes of our publicly traded debt.

(2) Based upon contractual interest rates for fixed indebtedness or the LIBOR rate at December 31, 2001 for variable rate indebtedness.

     See also "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources" and see "Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K - Financial Statements Index - Notes to Financial Statements - Note 6 - Long-Term Debt".

Item 8. Financial Statements and Supplementary Data

     The report of independent accountants, financial statements and financial statement schedule listed in the accompanying index are filed as part of this report. See "Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K - Financial Statements, Financial Statement Schedules, and Exhibits".

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The following table sets forth the names and ages of the directors and executive officers of Coast Hotels and their respective positions as of December 31, 2001.

        Name           Age              Position(s) Held

--------------------- ------------------------------------------------

Michael J. Gaughan      58  Director, Chairman of the Board and
                            Chief Executive Officer

Harlan D. Braaten       51  Director, President and Chief Operating
                            Officer

Jerry Herbst            63  Director, Vice President, Treasurer and
                            Assistant Secretary

J. Tito Tiberti         56  Director, Vice President and Secretary

Gage Parrish            48  Director, Vice President, Chief
                            Financial Officer and Assistant Secretary

Franklin Toti           63  Director, Vice President of Casino
                                   Operations

F. Michael Corrigan     65  Director

Charles Silverman       69  Director

Joseph A. Blasco        58  Director

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

     Harlan D. Braaten. Mr. Braaten joined Coast Hotels as the President, Chief Financial Officer and a director in October 1995, and was appointed Chief Operating Officer in February 1996. His current term as a director expires in 2003. Mr. Braaten is also the President and Chief Operating Officer of Coast Resorts. Prior to joining Coast Hotels, Mr. Braaten was employed in various capacities, including the general manager and, most recently, senior vice president, treasurer and chief financial officer of Rio Hotel and Casino, Inc. in Las Vegas. From March 1989 to February 1991, Mr. Braaten was vice president, finance of MGM/Marina Hotel and Casino in Las Vegas, Nevada. Prior thereto, from November 1983 to March 1989, Mr. Braaten was property controller for Harrah's in Reno, Nevada. Mr. Braaten has over 23 years of experience in the Nevada gaming industry.

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

     J. Tito Tiberti. Mr. Tiberti has been a director and Secretary of Coast Hotels since its formation in September 1995. His current term as a director expires in 2002. He is also a director and Vice President and Secretary of Coast Resorts. Mr. Tiberti is the president, a director and a stockholder of, and together with his immediate family, controls Tiberti Construction, a construction company which served as the general contractor for the construction of The Orleans and is also serving as general contractor for the Suncoast. He has also served as managing general partner of The Tiberti Company, a real estate rental and development company, since 1971. The Tiberti Company is the lessor of the real property site for The Orleans. Mr. Tiberti has been involved in the gaming industry for 22 years and was a general partner of the Barbary Coast Partnership prior to the formation of Coast Hotels.

     Gage Parrish. Mr. Parrish was named Vice President, Finance, Assistant Secretary and a director of Coast Hotels and Coast Resorts in October 1995 and was promoted to Chief Financial Officer in February 1996. His current term as a director expires in 2003. Since 1986, he had been the Controller and Chief Financial Officer of the Gold Coast Partnership prior to the formation of Coast Hotels. From 1981 to 1986, Mr. Parrish served as Assistant Controller of the Barbary Coast Partnership. Mr. Parrish is a certified public accountant and has approximately 23 years of experience in the gaming industry.

     Franklin Toti. Mr. Toti has been a director of Coast Hotels and Coast Resorts since October 5, 1998. His current term expires in 2002. He has been Vice President of Casino Operations for Coast Hotels since January 1, 1996. Mr. Toti was a general partner and Casino Manager of the Barbary Coast Partnership from its inception in 1979 until January 1, 1996, the effective date of the Reorganization. Mr. Toti has 41 years of experience in the gaming industry.

     F. Michael Corrigan. Mr. Corrigan was elected as a director of Coast Hotels and Coast Resorts effective as of March 1, 1996. His current term as a director expires in 2004. Since July 1989, Mr. Corrigan has served as the chief executive officer of Corrigan Investments, Inc., which owns and manages real estate in Nevada and Arizona. In addition, Mr. Corrigan is the Chief Executive Officer of Corstan, Inc., a mortgage banking company, and was previously the owner, President and Chief Operating Officer of Stanwell Mortgage, a Las Vegas mortgage company.

     Charles Silverman. Mr. Silverman was elected as a director of Coast Hotels and Coast Resorts effective as of March 1, 1996. His current term as a director expires in 2004. Mr. Silverman is the President and sole stockholder of Yates-Silverman, Inc., which specializes in developing theme-oriented interiors and exteriors and is a leading designer of hotels and casinos. Completed projects of Yates-Silverman, Inc. include New York-New York, Excalibur, Circus Circus, Luxor, the Trump Taj Mahal, Trump Castle and Atlantic City Showboat. Yates-Silverman, Inc. also served as the primary designer for The Orleans and the Suncoast. Mr. Silverman has served as the president of Yates-Silverman, Inc. since its inception in 1971.

     Joseph A. Blasco. Mr. Blasco was elected as a director of Coast Hotels and Coast Resorts effective as of December 16, 1996. His current term as a director expires in 2004. Since 1984, Mr. Blasco has been a partner in the real estate development partnership that developed the Spanish Trail community in Las Vegas, a project that includes over 1,200 homes, a 27-hole golf course and a country club. Mr. Blasco is currently the managing General Partner of United Realty Investments, a real estate development and management company in Las Vegas. He is also general partner in two real estate development partnerships, Summer Trail LLC and Trop-Edmond Ltd.

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

Item 11. Executive Compensation

     The following table sets forth all compensation earned by or paid by Coast Hotels during 1999, 2000 and 2001 to each executive officer (the "Named Executive Officers") whose compensation exceeded $100,000 in all capacities in which they served.

                           Summary Compensation Table

                                              Annual Compensation
                                     --------------------------------------
                                                                 All Other
    Name and Principal Position      Year   Salary     Bonus  Compensation(1)
-----------------------------------  ----  --------  --------  ------------
Michael J. Gaughan.................  2001  $300,000  $     --   $   4,234
Chairman of the Board and Chief      2000  $300,000  $     --   $   4,361
Executive Officer of Coast Hotels    1999  $300,000  $     --   $   4,000

Harlan D. Braaten..................  2001  $325,000  $162,500   $   2,642
President and Chief Operating        2000  $300,000  $150,000   $   4,361
Officer of Coast Hotels              1999  $275,000  $137,500   $   3,150

Gage Parrish.......................  2001  $250,000  $ 25,000   $   3,438
Vice President, Chief Financial      2000  $225,000  $     --   $   4,361
Officer and Asst. Secretary of       1999  $212,500  $ 15,000   $   3,900
Coast Hotels

(1) The amounts reflect matching contributions paid to our 401(k) Profit Sharing Plan and Trust.

Employment Agreement and Stock Options

     Mr. Braaten was granted options to purchase 30,415 shares of Coast Resorts, Inc. common stock for $100 per share. The options vested in one-third increments on January 1, 1999, January 1, 2000 and January 1, 2001 and expire on December 31, 2008.

     Mr. Parrish was granted options to purchase 5,000 shares of Coast Resorts, Inc. common stock for $100 per share. The options vested in one-third increments on June 14, 1999, June 14, 2000 and June 14, 2001 and expire on June 13, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     All of our outstanding capital stock is owned by our parent company, Coast Resorts, Inc.

Item 13. Certain Relationships and Related Transactions

     We maintain numerous racetrack dissemination contracts with Las Vegas Dissemination Company, Inc. ("LVDC"). Michael J. Gaughan's son is the president and sole stockholder of LVDC. LVDC provides certain dissemination and pari-mutuel services to the Gold Coast, the Barbary Coast, The Orleans and the Suncoast. LVDC has been granted a license by the Nevada Gaming Authorities to disseminate live racing for those events and tracks for which it contracts and has been granted the exclusive right to disseminate all pari-mutuel services and race wire services in the State of Nevada. Under these dissemination contracts, we pay to LVDC an average of 3% of the wagers accepted for races held at the racetracks covered by the respective contracts. We also pay to LVDC a monthly fee for race wire services. For the fiscal year ended December 31, 2001 we incurred expenses payable to LVDC of approximately $1.4 million. The terms on which such services are provided are regulated by the Nevada Gaming Authorities.

     J. A. Tiberti Construction Company ("Tiberti Construction") served as the general contractor for the original construction of the Gold Coast and for certain expansions thereof, and for the original construction of the Barbary Coast and all expansions thereof. Tiberti Construction was also the general contractor for the original construction of The Orleans, and for the expansions in 1997 and 1999, as well as the general contractor for the construction of the Suncoast. J. Tito Tiberti owns approximately 6.8% of the outstanding common stock of Coast Resorts, and is a director, Vice President and Secretary of Coast Hotels and Coast Resorts. Mr. Tiberti is the president, a director and stockholder of, and together with his immediate family members, controls Tiberti Construction. For the year ended December 31, 2001 we incurred expenses payable to Tiberti Construction of approximately $63.4 million. At December 31, 2001, we had construction accounts payable to Tiberti Construction of approximately $21.6 million. Although no formal contracts have been entered into, we anticipate that we will incur expenses payable to Tiberti Construction of approximately $105.0 million in 2002 in connection with our proposed capital improvement projects described under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Capital Improvement Projects."

     We have entered into a ground lease with The Tiberti Company, a Nevada general partnership, with respect to the real property on which The Orleans is located. Mr. Tiberti, a director of Coast Hotels and a director and stockholder of Coast Resorts, is the managing partner of The Tiberti Company. We paid rental expenses to The Tiberti Company of $2.4 million for the fiscal year ended December 31, 2001.

     Michael J. Gaughan and Franklin Toti are owners of LGT Advertising, which serves as our advertising agency. LGT Advertising purchases advertising for our casinos from third parties and passes any discounts directly through to us. LGT Advertising receives no compensation or profit for such activities, and invoices us for actual costs incurred. LGT Advertising uses our facilities and employees in rendering its services, but does not pay any compensation to us for such use. Messrs. Gaughan and Toti receive no compensation from LGT Advertising. Advertising expenses payable to LGT Advertising were approximately $8.3 million for the year ended December 31, 2001.

     We have purchased certain of our equipment and inventory for our operations from RJS Inc., a Nevada corporation that is owned by Michael J. Gaughan's father and Steven Delmont, our restaurant manager. RJS invoices us for actual costs incurred. For the fiscal year ended December 31, 2001 we incurred expenses payable to RJS of approximately $2.7 million.

     Michael J. Gaughan is the majority stockholder of Nevada Wallboards, Inc., a Nevada corporation ("Nevada Wallboards"), which prints wallboards and parlay cards for the use in our race and sports books. Mr. Gaughan receives no compensation from Nevada Wallboards. For the fiscal year ended December 31, 2001 we incurred expenses payable to Nevada Wallboards of approximately $252,000.

     Charles Silverman, a director of Coast Hotels and Coast Resorts, is the president of Yates-Silverman, Inc., which served as the designer of The Orleans and is serving as the designer for the Suncoast. For the fiscal year ended December 31, 2001 we incurred expenses payable to Yates-Silverman of $947,000. We anticipate incurring expenses payable in 2002 to Yates-Silverman of approximately $600,000.

     Coast Hotels promotes The Orleans by advertising on NASCAR racecars operated by Orleans Motorsports, Inc. In 2001 we spent $332,000 in connection with this promotion, and we anticipate spending $400,000 in 2002. Brendan Gaughan, the main driver employed by Orleans Motorsports, is the son of Michael
J. Gaughan.

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

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements, Financial Statement Schedules and Exhibits

                                                                PAGE
                                                                ----

1.  Financial Statements Index................................. F-1

2.  Financial Statement Schedule Index:
    Schedule II - Valuation and Qualifying Accounts............ F-31

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                                  Exhibit Index

Exhibit
Number                       Description of Exhibit
--------------------------------------------------------------------------
  3.1    Amended Articles of Incorporation of Coast Hotels and Casinos,
         Inc. (5)

  3.2    First Amended Bylaws of Coast Hotels and Casinos, Inc. (5)

  3.3    Articles of Incorporation of Coast Resorts, Inc. (1)

  3.4    First Amended Bylaws of Coast Resorts, Inc. (1)

  4.1 Indenture dated as of March 23, 1999 among Coast Hotels and Casinos, Inc., as issuer of 9-1/2% Senior Subordinated Notes due 2009, Coast Resorts, Inc., as guarantor, and Firstar Bank of Minnesota, N.A., as trustee (8)

  4.2 First Supplemental Indenture dated as of November 20, 2000 among Coast Hotels and Casinos, Inc., as issuer, Coast
         Resorts, Inc., as guarantor, and Firstar Bank of Minnesota, N.A., as trustee (11)

  4.3 Second Supplemental Indenture dated as of February 2, 2001, among Coast Hotels and Casinos, Inc., as issuer, Coast
         Resorts, Inc., as guarantor, and Firstar Bank of Minnesota, N.A., as trustee (11)

  4.4 Third Supplemental Indenture dated as of March 19, 2002, among Coast Hotels and Casinos, Inc., as issuer, Coast Resorts, Inc., as guarantor, and U.S. Bank, N.A., as trustee (12)

  4.5    Form of 9-1/2% Note (included in Exhibit 4.1) (10)

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

  10.6 Lease dated as of November 1, 1982, by and between Nevada Power Company, a Nevada Corporation as landlord, and Barbary Coast Hotel and Casino, a Nevada general partnership (1)

  10.7 Leasehold Deed of Trust, Assignment of Rents and Security Agreement dated February 13, 1991, by and between the Barbary Coast Hotel and Casino, a Nevada general partnership, First American Title Company of Nevada, and Exber, Inc., a Nevada corporation (1)

  10.8 Amended and Restated Loan Agreement dated as of September 16, 1999 among Coast Hotels and Casinos, Inc. as Borrower, the Lenders referred to therein, and Bank of America National Trust and Savings Association as Administrative Agent (9)

  10.9 Security Agreement dated as of March 18, 1999 by Coast Hotels and Casinos, Inc. in favor of Bank of American National Trust and Savings Association as Administrative Agent (10)

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                            Exhibit Index (continued)

 10.10 Security Agreement dated as of March 18, 1999 by Coast Resorts, Inc. in favor of Bank of America National Trust and Savings Association as Administrative Agent (10)

 10.11 Pledge Agreement dated as of September 1999 by Coast Resorts, Inc. in favor of Bank of America National Trust and Savings Association as Administrative Agent (10)

 10.12 Leasehold Deed of Trust, Assignment of Rents and Fixture Filing dated as of March 18, 1999 by Coast Hotels and Casinos, Inc. in favor of Bank of America National Trust and Savings Association as Administrative Agent (The Orleans Hotel and Casino) (10)

 10.13 Leasehold Deed of Trust, Assignment of Rents and Fixture Filing dated as of March 18, 1999 by Coast Hotels and Casinos, Inc. in favor of Bank of America National Trust and Savings Association as Administrative Agent (The Gold Coast Hotel and Casino) (10)

 10.14 Leasehold Deed of Trust, Assignment of Rents and Fixture Filing dated as of March 18, 1999 by Coast Hotels and Casinos, Inc. in favor of Bank of America National Trust and Savings Association as Administrative Agent (The Suncoast) (10)

 10.15 Guaranty dated March 18, 1999 by Coast Resorts, Inc. in favor of Bank of America National Trust and Savings Association as Administrative Agent

 10.16 Trademark Security Interest Assignment dated as of March 18, 1999 by Coast Hotels and Casinos, Inc. and Coast Resorts, Inc. in favor of Bank of America National Trust and Savings
         Association as Administrative Agent (10)

 10.17 Registration Rights Agreement dated as of February 2, 2001, among Coast Hotels and Casinos, Inc. as issuer, Coast Resorts, Inc., as guarantor, and Banc of America Securities, LLC, as Representative of the Placement Agents (11)

 10.18 Registration Rights Agreement dated as of March 19, 2002, among Coast Hotels and Casinos, Inc. as issuer, Coast Resorts, Inc., as guarantor, and Banc of America Securities, LLC, as Representative of the Placement Agents (12)

 10.19 Placement Agreement dated as of January 23, 2001, by and among Coast Hotels and Casinos, Inc., Coast Resorts, Inc., Banc of America Securities LLC and Morgan Stanley & Co. Incorporated
         (11)

 10.20 Placement Agreement dated as of March 11, 2002, by and among Coast Hotels and Casinos, Inc., Coast Resorts, Inc., Banc of America Securities LLC and Morgan Stanley & Co. Incorporated
         (12)

 10.21 Amendment No. 1 to the Amended and Restated Loan Agreement dated as of December 1, 2001.

 10.22   Amendment No. 2 to the Amended and Restated Loan Agreement
         dated as of March 8, 2002.
-------
(1) Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.'s General Form for Registration of Securities on Form 10 and incorporated herein by reference.

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

(4) Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.'s Annual Report on Form 10-K for the period ended December 31, 1995 and incorporated herein by reference.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                            Exhibit Index (continued)

(5) Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.'s Registration Statement on Form S-4 filed May 2, 1996 and incorporated herein by reference.

(6) Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.'s Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference.

(7) Previously filed with the Securities and Exchange Commission as an exhibit to Coast Resorts, Inc.'s Annual Report on Form 10-K for the period ended December 31, 1998 and incorporated herein by reference.

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

(10) Previously filed with the Securities and Exchange Commission as an exhibit to Coast Hotels and Casinos, Inc.'s Annual Report on Form 10-K for the period ended December 31, 1999 and incorporated herein by reference.

(11) Previously filed with the Securities and Exchange Commission as an exhibit to Coast Hotels and Casinos, Inc.'s Registration Statement on Form S-4 (File no. 333-55170) dated February 7, 2001 and incorporated herein by reference.

(12) Previously filed with the Securities and Exchange Commission as an exhibit to Coast Hotels and Casinos, Inc.'s Form 8-K (File no. 333-04356) dated March 21, 2002 and incorporated herein by reference.

(b)  Reports on Form 8-K

          On October 6, 2001, the Company filed a Form 8-K dated October 5, 2001 under Item 5, Other Events, with respect to its participation in a live audio webcast to discuss the effects of the September 11, 2001 terrorist attacks.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of Nevada, on April 1, 2002.

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

       Signature                         Title                       Date
------------------------  ------------------------------------  -------------

/s/ MICHAEL J. GAUGHAN    Chairman of the Board of Directors    April 1, 2002
------------------------  and Chief Executive Officer           -------------
Michael J. Gaughan        (Principal Executive Officer)
                          and Director

/s/ GAGE PARRISH          Director and Chief Financial Officer  April 1, 2002
------------------------ (Principal Financial and               -------------
Gage Parrish              Accounting Officer)

/s/ HARLAN D. BRAATEN     Director                              April 1, 2002
------------------------                                        -------------
Harlan D. Braaten

/s/ JERRY HERBST          Director                              April 1, 2002
------------------------                                        -------------
Jerry Herbst

/s/ J. TITO TIBERTI       Director                              April 1, 2002
------------------------                                        -------------
J. Tito Tiberti

/s/ CHARLES SILVERMAN     Director                              April 1, 2002
------------------------                                        -------------
Charles Silverman

/s/ F. MICHAEL CORRIGAN   Director                              April 1, 2002
------------------------                                        -------------
F. Michael Corrigan

/s/ JOSEPH A. BLASCO      Director                              April 1, 2002
------------------------                                        -------------
Joseph A. Blasco

/s/ FRANKLIN TOTI         Director                              April 1, 2002
------------------------                                        -------------
Franklin Toti

                          Index to Financial Statements

                         COAST HOTELS AND CASINOS, INC.

                                                                     PAGE
                                                                     -----

Report of Independent Accountants.................................... F-2

Balance Sheets of Coast Hotels and Casinos, Inc. as of
  December 31, 2000 and 2001......................................... F-3

Statements of Operations of Coast Hotels and Casinos, Inc.
  for the years ended December 31, 1999, 2000 and 2001............... F-4

Statements of Stockholder's Equity of Coast Hotels and Casinos, Inc.
  for the years ended December 31, 1999, 2000 and 2001............... F-5

Statements of Cash Flows of Coast Hotels and Casinos, Inc.
  for the years ended December 31, 1999, 2000 and 2001............... F-6

Notes to Financial Statements........................................ F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Stockholder of Coast Hotels and Casinos, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, stockholder's equity and cash flows present fairly, in all material respects, the financial position of Coast Hotels and Casinos, Inc. (a wholly owned subsidiary of Coast Resorts, Inc.) at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Las Vegas, Nevada
February 5, 2002, except for Note 6
  as to which the date is March 19, 2002

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                                 BALANCE SHEETS

                           December 31, 2000 and 2001
                    (dollars in thousands, except share data)

                                                         2000      2001
                                                       --------  --------
                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..........................  $ 43,560  $ 43,347
  Accounts receivable, less allowance for doubtful
    accounts $713 (2000) and $873 (2001).............     5,658     6,367
  Inventories........................................     7,220     7,327
  Due from Coast Resorts.............................     9,464     5,464
  Prepaid expenses...................................     7,526     7,305
  Other current assets...............................     3,873     4,318
                                                       --------  --------
    TOTAL CURRENT ASSETS.............................    77,301    74,128
 PROPERTY AND EQUIPMENT, net.........................   485,925   579,545
 OTHER ASSETS........................................     7,772     7,807
                                                       --------  --------
                                                       $570,998  $661,480
                                                       ========  ========

                LIABILITIES AND
             STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable...................................  $ 16,308 $ 13,138
  Accrued liabilities................................    38,201   41,061
  Construction accounts payable......................     4,868   34,053
  Current portion of long-term debt..................     2,430      148
                                                       --------  --------
    TOTAL CURRENT LIABILITIES........................    61,807   88,400
LONG-TERM DEBT, less current portion.................   353,337  369,376
DEFERRED INCOME TAXES................................    11,417   19,251
DEFERRED RENT........................................    20,330   23,868
                                                       --------  --------
    TOTAL LIABILITIES................................   446,891  500,895
                                                       --------  --------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
  Common stock, $1.00 par value, 25,000 shares
    authorized, 1,000 shares issued and outstanding..         1        1
  Additional paid-in capital.........................    86,903   86,903
  Retained earnings..................................    37,203   73,681
                                                       --------  --------
    TOTAL STOCKHOLDER'S EQUITY.......................   124,107  160,585
                                                       --------  --------
                                                       $570,998 $661,480
                                                       ======== ========

The accompanying notes are an integral part of these financial statements.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                            STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 1999, 2000 and 2001
                             (dollars in thousands)

                                          1999      2000      2001
                                        --------  --------  --------
OPERATING REVENUES:
     Casino............................ $261,546  $298,421  $387,513
     Food and beverage.................   72,697    84,752   106,898
     Hotel.............................   30,296    33,711    38,446
     Other.............................   29,110    31,183    36,740
                                        --------  --------  --------
        GROSS OPERATING REVENUES.......  393,649   448,067   569,597
     Less: promotional allowances......  (35,325)  (39,142)  (51,613)
                                        --------  --------  --------
        NET OPERATING REVENUES.........  358,324   408,925   517,984
                                        --------  --------  --------

OPERATING EXPENSES:
     Casino............................  127,195   137,195   174,236
     Food and beverage.................   50,923    62,063    77,785
     Hotel.............................   12,923    13,788    15,071
     Other.............................   25,041    24,750    27,944
     General and administrative........   60,445    69,408    91,511
     Pre-opening expenses..............      235     6,161        --
     Land leases.......................    3,770     3,396     5,060
     Deferred rent.....................    2,918     2,538     3,538
     Depreciation and amortization.....   21,613    25,375    36,549
                                        --------  --------  --------
        TOTAL OPERATING EXPENSES.......  305,063   344,674   431,694
                                        --------  --------  --------
        OPERATING INCOME...............   53,261    64,251    86,290
                                        --------  --------  --------

OTHER INCOME (EXPENSES):
     Interest expense..................  (22,503)  (27,954)  (30,635)
     Interest income...................      450       470       405
     Interest capitalized..............      612     4,511     1,048
     Loss on disposal of assets........     (192)      (60)   (1,815)
                                        --------  --------  --------
        TOTAL OTHER INCOME (EXPENSES)..  (21,633)  (23,033)  (30,997)
                                        --------  --------  --------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM...................   31,628    41,218    55,293
PROVISION FOR INCOME TAXES.............   10,382    14,268    18,815
                                        --------  --------  --------
INCOME BEFORE EXTRAORDINARY ITEM.......   21,246    26,950    36,478
EXTRAORDINARY ITEM - loss on early
  retirement of debt, net of applicable
  income tax benefit ($14,543).........  (27,007)       --        --
                                        --------  --------  --------
NET INCOME (LOSS)...................... $ (5,761) $ 26,950  $ 36,478
                                        ========  ========  ========

The accompanying notes are an integral part of these financial statements.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                       STATEMENTS OF STOCKHOLDER'S EQUITY

              For the Years Ended December 31, 1999, 2000 and 2001
                             (dollars in thousands)

                                 Common Stock
                                -------------   Additional    Retained
                                Shares Amount   Paid-In Cap   Earnings     Total
                                ------ ------   -----------   --------   --------
Balances at December 31, 1998.. 1,000   $  1     $ 86,903     $ 16,014   $102,918
  Net loss.....................    --     --           --       (5,761)    (5,761)
                                ------ ------   -----------   --------   --------
Balances at December 31, 1999.. 1,000      1       86,903       10,253     97,157
  Net income...................    --     --           --       26,950     26,950
                                ------ ------   -----------   --------   --------
Balances at December 31, 2000.. 1,000      1       86,903       37,203    124,107
  Net income...................    --     --           --       36,478     36,478
                                ------ ------   -----------   --------   --------
Balances at December 31, 2001.. 1,000   $  1     $ 86,903     $ 73,681   $160,585
                                ====== ======   ===========   ========   ========

The accompanying notes are an integral part of these financial statements.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1999, 2000 and 2001
                             (dollars in thousands)

                                                     1999      2000      2001
                                                   --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..............................  $ (5,761) $ 26,950  $ 36,478
                                                   --------  --------  --------
    ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
      NET CASH PROVIDED BY OPERATING ACTIVITIES:
        Depreciation and amortization............    21,613    25,375    36,549
        Provision for bad debts..................       248       129      (160)
        Loss on early retirement of debt.........    41,550        --        --
        Loss on disposal of equipment............       192        60     1,815
        Deferred rent............................     3,708     3,598     3,538
        Deferred income taxes....................    (3,099)    7,543     7,389
        Amortization of debt offering costs......       124     1,053     1,225
        (Increase) decrease in operating assets:
          Accounts receivable....................      (159)   (1,317)    (869)
          Inventories............................      (569)   (1,739)    (107)
          Prepaid expenses and other assets......        20    (1,771)    (864)
        Increase (decrease) in operating
          liabilities:
          Accounts payable.......................     1,850     4,570    (3,170)
          Accrued liabilities....................     7,443     5,420     2,860
                                                   --------  --------  --------
            TOTAL ADJUSTMENTS....................    72,921    42,921    48,206
                                                   --------  --------  --------
            NET CASH PROVIDED BY OPERATING
              ACTIVITIES.........................    67,160    69,871    84,684
                                                   --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net of amounts in
    accounts payable.............................   (49,242) (176,956) (112,178)
  Proceeds from sale of assets...................       437       102    10,453
                                                   --------  --------  --------
            NET CASH USED IN INVESTING
              ACTIVITIES.........................   (48,805) (176,854) (101,725)
                                                   --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term
    debt, net of issuance costs..................   167,808        --    49,071
  Early retirement of debt.......................  (223,017)       --        --
  Principal payments on long-term debt...........   (15,545)   (2,472)   (4,243)
  Proceeds from borrowings under bank
    line of credit, net of financing costs.......    67,637   131,600    36,000
  Repayments of borrowings under bank
    line of credit...............................   (14,000)  (10,600)  (68,000)
  Payments from (advances to) Coast Resorts......    (4,217)   (6,601)    4,000
                                                   --------  --------  --------
            NET CASH PROVIDED BY (USED IN)
              FINANCING  ACTIVITIES..............   (21,334)  111,927    16,828
                                                   --------  --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS....................................    (2,979)    4,944     (213)
CASH AND CASH EQUIVALENTS, at beginning of year..    41,595    38,616    43,560
                                                   --------  --------  --------
CASH AND CASH EQUIVALENTS, at end of year........  $ 38,616  $ 43,560  $ 43,347
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

Basis of Presentation

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

     Effective January 1, 2001, the Company adopted Emerging Issues Task Force Issue 00-22 (the "Issue") which requires cash discounts and certain other cash incentives related to gaming play be recorded as a reduction to gross casino revenues. The Issue requires that prior periods be restated. The Company previously recorded incentives as an operating expense and has reclassified prior period amounts of $4,207,000 (1999) and $10,602,000 (2000). There is no
effect on previously reported net income.

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

     During construction, Coast Hotels capitalizes interest and other direct and indirect development costs. Interest is capitalized monthly by applying the effective interest rate on certain borrowings to the average balance of expenditures. The interest that was capitalized was $612,000 (1999), $4,511,000
(2000) and $1,048,000 (2001).

Pre-opening and Related Promotional Expense

     Prior to January 1, 1999, costs associated with the opening of new hotel-casinos or major additions to an existing hotel-casino, including personnel, training, certain marketing and other costs, were capitalized and charged to expense over management's estimate of the period of economic benefit associated with such costs. Management believes that such period, with respect to major hotel-casinos, is within one fiscal quarter of the date of opening. Effective January 1, 1999, pre-opening costs are expensed as incurred. Pre-opening costs of $235,000 and $6,161,000 were expensed during the years ended December 31, 1999 and 2000, respectively, in connection with the development of the Suncoast. There were no pre-opening costs during the year ended December 31, 2001.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2--Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

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

Advertising Costs

     Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program, which normally does not exceed two to three months. Direct-response advertising costs consist primarily of mailing costs associated with direct mail programs. Capitalized advertising costs were immaterial at December 31, 1999, 2000 and 2001. Advertising expense was approximately $5.4 million, $6.5 million and $8.3 million for the years ended December 31, 1999, 2000 and 2001, respectively.

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

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2--Summary of Significant Accounting Policies (continued)

Promotional Allowances

     The retail value of hotel accommodations and food and beverage items provided to customers without charge is included in gross revenues and then deducted as promotional allowances, to arrive at net revenues. The following is a breakdown of these complimentary revenues for the years ended December 31, 1999, 2000 and 2001:

                                        December 31,
                                ----------------------------
                                  1999      2000      2001
                                --------  --------  --------
 Complimentary revenues:               (in thousands)
   Food and beverage..........  $ 29,369  $ 32,242  $ 42,294
   Hotel......................     4,736     5,157     6,657
   Other......................     1,220     1,743     2,662
                                --------  --------  --------
     Promotional allowances...  $ 35,325  $ 39,142  $ 51,613
                                ========  ========  ========

     The estimated cost of providing these complimentary services is as follows for the years ended December 31, 1999, 2000 and 2001:

                                        December 31,
                                ----------------------------
                                  1999      2000      2001
                                --------  --------  --------
                                       (in thousands)
Hotel.........................  $  2,167  $  2,199  $  2,789
Food and beverage.............    28,593    32,044    43,348
                                --------  --------  --------
                                $ 30,760  $ 34,243  $ 46,137
                                ========  ========  ========

     The cost of promotional allowances has been allocated to expense as follows for the years ended December 31, 1999, 2000 and 2001:

                                        December 31,
                                ----------------------------
                                  1999      2000      2001
                                --------  --------  --------
                                       (in thousands)
Casino.......................   $ 28,106  $ 32,052  $ 43,834
Other........................      2,654     2,191     2,303
                                --------  --------  --------
                                $ 30,760  $ 34,243  $ 46,137
                                ========  ========  ========

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

Short-term Investments

     Short-term investments purchased with an original maturity of over three months but less than one year are stated at cost, which approximates fair value because of their short maturity. There were no short-term investments at December 31, 2000 or 2001.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2--Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

     The Company extends credit to patrons after background checks and investigations of creditworthiness and does not require collateral. Coast Hotels has a concentration of credit risk in Southern Nevada. The Company records provisions for potential credit losses and such losses have been within management's expectations. Management believes that as of December 31, 2001, no significant concentration of credit risk exists for which an allowance has not already been determined and recorded.

Use of Estimates in the Preparation of Financial Statements

     The  preparation  of financial  statements  in  conformity  with  generally accepted accounting principles requires the Company's management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates those estimates, including those related to asset impairment, accruals for slot marketing points, self-insurance, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies, and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Stock Options

     The Financial Accounting Standards Board has issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This Statement defines a fair value based method of accounting for an employee stock option in which companies account for stock options by recognizing, as compensation expense in the statement of operations, the fair value of stock options granted over the vesting period of the option. The statement also permits companies to continue accounting for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Coast Hotels has elected to account for stock options under APB No. 25 and to disclose the pro forma impact on net income as if Coast Hotels had used the fair value method recommended by SFAS No. 123.

Reclassifications

     Certain amounts in the 1999 and 2000 financial statements have been reclassified to conform with the 2001 presentation.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2--Summary of Significant Accounting Policies (continued)

Accounting for Derivative Instruments and Hedging Activity

     In June 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") entitled "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as a hedge of specific financial exposures. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and, if used in hedging activities, its effective use as a hedge. SFAS 133 as amended is effective for all fiscal quarters of fiscal years beginning after December 31, 2000. SFAS 133 is not applied retroactively to financial statements for prior periods. The Company adopted SFAS 133 on January 1, 2001 as required.

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

     In October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

     The Company is currently evaluating the provisions of SFAS 141, SFAS 142, SFAS 143 and SFAS 144 and it does not anticipate that the effects of these changes will have an impact on its financial position or results of operations.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3--Property and Equipment

     Major classes of property and equipment consist of the following as of December 31, 2000 and 2001:

                                      December 31,
                                    2000      2001
                                  --------  --------
                                    (in thousands)
Building........................  $371,142  $401,325
Furniture and fixtures..........   231,643   267,847
                                  --------  --------
                                   602,785   669,172
Less accumulated depreciation...  (138,014) (157,870)
                                  --------  --------
                                   464,771   511,302
Land............................    15,232    20,651
Construction in progress........     5,922    47,592
                                  --------  --------
Net property and equipment......  $485,925  $579,545
                                  ========  ========

NOTE 4--Leases

     The Barbary Coast building is located on land that is leased. The initial lease term runs through May 2003, and the Company has notified the landlord of its intention to exercise the first of two 30-year renewal options. In addition, the parking lot adjacent to the building is being leased under a 10-year lease that runs through January 2003. The annual rental payments under these leases will total $300,000 in 2002 and $310,000 in 2003.

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

Future Minimum Lease Payments

     The following is an annual schedule of future minimum cash lease payments required under operating leases that have initial or remaining noncancelable terms in excess of one year as of December 31, 2001:

              Operating Leases

    Year Ending December 31,      Payments
--------------------------------  --------
                                (in thousands)
2002............................  $  5,370
2003............................     5,490
2004............................     5,430
2005............................     5,490
2006............................     5,800
Later years.....................   404,954
                                  --------
Total minimum lease payments....  $432,534
                                  ========

Rent Expense

     Rent expense for the years ended December 31, 1999, 2000 and 2001 is as follows:
                               December 31,
                      ----------------------------
                        1999      2000      2001
                      --------  --------  --------
                             (in thousands)

Occupancy rentals...  $  6,688  $  5,934  $  8,598
Other equipment.....       120       146        42
                      --------  --------  --------
                      $  6,808  $  6,080  $  8,640
                      ========  ========  ========

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5--Accrued Liabilities

     Major classes of accrued liabilities consist of the following as of December 31, 2000 and 2001:

                                             December 31,
                                         ------------------
                                           2000      2001
                                         --------  --------
                                            (in thousands)
Slot club liability....................  $  7,293  $  6,806
Compensation and benefits..............    12,651    14,284
Progressive jackpot payouts............     4,532     4,687
Customer deposits and unpaid winners...     5,594     5,366
Deferred sports book revenue...........     1,500     1,488
Taxes..................................       911       983
Accrued interest expense...............     4,364     5,400
Outstanding chip and token liability...       948     1,645
Other..................................       408       402
                                         --------  --------
                                         $ 38,201  $ 41,061
                                         ========  ========

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6--Long-Term Debt

     Long-term debt consists of the following as of December 31, 2000 and 2001:

                                                                December 31,
                                                            ------------------
                                                              2000     2001
                                                            --------  --------
Related parties:                                               (in thousands)
7.5% notes, payable in monthly installments of
  interest only, with all principal and any unpaid
  interest due December 31, 2001. The notes are
  uncollateralizedand are payable to the former
  partners of Barbary Coast and Gold Coast................  $  1,975  $     --

Non-related parties:
9.5% senior subordinated notes due April 2009, with
  interest payable semiannually on April 1 and
  October 1...............................................   175,000   225,000

Senior secured credit facility due September 2004,
  collateralized by substantially all of the assets
  of Coast Hotels and Casinos, Inc........................   176,000   144,000

8.6% note due August 11, 2007, payable in monthly
  installments of $26,667 principal plus interest on
  remaining principal balance, collateralized by
  1980 Hawker aircraft....................................     2,133        --

Other notes payable.......................................       659       524
                                                            --------  --------
                                                             355,767   369,524
Less: current portion.....................................     2,430       148
                                                            --------  --------
                                                            $353,337  $369,376
                                                            ========  ========

     In March 1999, the Company issued $175.0 million principal amount of 9.5% senior subordinated notes with interest payable on April 1 and October 1 beginning October 1, 1999 and entered into a $75.0 million senior secured credit facility due 2004 to facilitate a refinancing. Availability under the credit facility was increased to $200.0 million in September 1999. Coast Resorts is a guarantor of the indebtedness under both of these debt agreements. Borrowings under the credit facility bear interest, at our option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). The premium varies depending on the Company's ratio of total debt to EBITDA and can vary between 125 and 250 basis points. As of December 31, 2001, the premium over LIBOR was 2.0% (200 basis points) and the interest rate was 3.93%. For the year ended December 31, 2001, the weighted average interest rate for the senior secured credit facility was 6.09%. The Company incurs a commitment fee, payable quarterly in arrears, on the unused portion of the credit facility. This variable fee is currently at the maximum rate of 0.5% per annum times the average unused portion of the facility.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6--Long-Term Debt (continued)

     The availability under the senior secured credit facility was reduced by $6.0 million to $194.0 million on September 30, 2001 and by $6.0 million to $188.0 million on December 31, 2001 and will be reduced by an additional $6.0 million on each of March 31, 2002 and June 30, 2002. The quarterly reduction will increase to $8.5 million on each of September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003; and to $11.5 million on each of September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004. The initial advance of $47.0 million under the credit facility was used in connection with the repurchase of the 13% first mortgage notes and the 10-7/8% first mortgage notes and is more fully described below. Subsequent advances under the credit facility may be used for working capital, general corporate purposes, construction of the Suncoast, and certain improvements to The Orleans, the Gold Coast and the Barbary Coast. As of December 31, 2001, the Company had $44.0 million of availability under the credit facility.

     In 1999, with the proceeds from the issuance of $175.0 million of 9.5% senior subordinated notes and borrowings under the credit facility, the Company repurchased substantially all of the $175.0 million principal amount outstanding of 13% first mortgage notes. The remaining approximately $2.0 million in principal amount of the 13% first mortgage notes was redeemed on December 15, 2000 at a redemption price of 106.5% of the principal amount, plus any accrued and unpaid interest. In connection with the repurchase of the 13% notes and the 10-7/8% notes, the Company incurred repurchase premiums of $31.0 million and $2.1 million, respectively.

     The loan agreement governing the senior secured credit facility contains covenants that, among other things, limit the ability of the Company to pay dividends or make advances to Coast Resorts, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets of the Company. Additionally, the loan agreement requires that the Company maintain certain financial ratios with respect to its leverage and fixed charge coverage. The Company is also subject to certain covenants associated with the indenture governing the senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. The agreement was amended in December 2001 and in March 2002 to increase the limitations of the Company to make certain capital expenditures. Management believes that, at December 31, 2001, the Company was in compliance with all covenants and required ratios.

     On February 2, 2001 the Company issued $50.0 million additional principal amount of senior subordinated notes. The net proceeds of approximately $49.1 million were used to reduce borrowings under our senior secured credit facility. On March 19, 2002 the Company issued $100.0 million additional principal amount of senior subordinated notes. The net proceeds of approximately $103.0 million were used to reduce borrowings under our senior secured credit facility. As a result, the Company has additional availability under the credit facility. The notes that were issued in 2001 and 2002 were issued under the same indenture and have the same terms, interest rate and maturity date as the $175.0 million principal amount of senior subordinated notes issued in 1999. Coast Hotels has entered into an interest rate swap agreement with a member of the Company's bank group such that $100.0 million of the Company's fixed rate debt has been converted to a floating rate based upon LIBOR.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6--Long-Term Debt (continued)

     Maturities on long-term debt are as follows:

Year Ending December 31,  Maturities
------------------------  ----------
                        (in thousands)
2002....................  $    148
2003....................    25,162
2004....................   119,177
2005....................         3
2006....................         3
Thereafter..............   225,031
                          --------
                          $369,524
                          ========

NOTE 7--Income Taxes

     The components of the income tax provision (benefit) for the years ended December 31, 1999, 2000 and 2001 were as follows:

                           December 31,
                  ----------------------------
                   1999       2000      2001
                  --------  --------  --------
Federal:                (in thousands)
Current.........  $ (1,062) $  6,725  $ 11,426
Deferred........    (3,099)    7,543     7,389
                  --------  --------  --------
                  $ (4,161) $ 14,268  $ 18,815
                  ========  ========  ========

     The  income  tax   provision   (benefit)   before   consideration   of  the
extraordinary loss for the years ended December 31, 1999, 2000 and 2001 differs from that computed at the federal statutory corporate tax rate as follows:

                                  December 31,
                           ------------------------
                            1999     2000     2001
                           ------   ------   ------
Federal statutory rate...   35.0%    35.0%    35.0%
Other....................   (2.2%)   (0.4%)   (1.0%)
                           ------   ------   ------
Effective tax rate.......   32.8%    34.6%    34.0%
                           ======   ======   ======

                         COAST HOTELS AND CASINOS, INC.

         (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 7--Income Taxes (continued)

     The tax effects of significant temporary differences representing net deferred tax assets and liabilities at December 31, 2000 and 2001 are as follows:
                                              December 31,
                                           ------------------
                                             2000      2001
                                           --------  --------
                                              (in thousands)
Deferred tax assets:
  Current:
    Accrued vacation.....................  $    887  $  1,302
    Allowance for doubtful accounts......       319       323
    Accrued slot club points.............       120        27
    Progressive liabilities..............     1,060     1,072
    Accrued medical and other benefits...       777       884
                                           --------  --------
      Total current......................     3,163     3,608
                                           --------  --------
  Non-current:
    FICA, alternative minimum
      tax and other tax credits..........       583        --
    Deferred rent........................     7,116     8,354
                                           --------  --------
      Total non-current..................     7,699     8,354
                                           --------  --------
Total deferred tax assets................    10,862    11,962
                                           --------  --------
Deferred tax liabilities:
  Non-current:
    Property, plant and equipment........   (19,116)  (27,605)
                                           --------  --------
      Total deferred tax liabilities.....   (19,116)  (27,605)
                                           --------  --------
Net deferred tax liability...............  $ (8,254) $(15,643)
                                           ========  ========

NOTE 8--Fair Value of Financial Instruments

     The following estimated fair values of the Company's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying amounts and estimated fair values of the Company's other financial instruments at December 31, 2000 and 2001 are as follows:

                                                     December 31,
                                        --------------------------------------
                                               2000                2001
                                        ------------------  ------------------
                                        Carrying    Fair     Carrying    Fair
                                         Amount     Value     Amount    Value
                                        --------  --------  --------  --------
                                          (in thousands)     (in thousands)
Liabilities:
  Current portion of long-term debt...  $  2,430  $  2,430  $    148  $    148
                                        ========  ========  ========  ========
  Senior secured credit facility......  $176,000  $176,000  $144,000  $144,000
                                        ========  ========  ========  ========
  9.5% senior subordinated notes......  $175,000  $168,438  $225,000  $215,753
                                        ========  ========  ========  ========
  Other long-term debt................  $  2,337  $  2,508  $    376  $    376
                                        ========  ========  ========  ========

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 8--Fair Value of Financial Instruments (continued)

     For the current portion of long-term debt, the carrying amount approximates fair value due to the short-term nature of such debt. The carrying amount on the senior secured credit facility is a reasonable estimate of fair value because this debt is carried with a floating interest rate. The fair value of the 9.5% senior subordinated notes was determined based upon market quotes. For all other long-term debt, the fair value is estimated using a discounted cash flow analysis, based on the incremental borrowing rates currently available to the Company for debt with similar terms and maturity.

NOTE 9-- Commitments and Contingencies

     Coast Hotels is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of Coast Hotels.

     The Company has commenced certain capital improvement projects at the Gold Coast and the Orleans for which budgeted expenditures are estimated to total approximately $210.0 million. The Company anticipates the projects will be completed in phases during 2002 and 2003.

NOTE 10--Related Party Transactions

     Amounts due from Coast Resorts primarily represent refundable advances for the payment of income taxes and the purchase of treasury stock.

     The Company's advertising services are provided by LGT Advertising, a company owned by several stockholders of Coast Resorts. LGT purchases advertising for the Company from third parties and passes along any discounts they receive. LGT and its owners receive no compensation or profit for these services, as the Company is invoiced for actual costs incurred. Advertising expense paid to LGT amounted to approximately $5.4 million, $6.5 million and $8.3 million for the years ended December 31, 1999, 2000 and 2001, respectively.

     The Company purchases certain of its equipment and inventory for its operations from RJS, a company owned by the father of a major stockholder and director of Coast Resorts and a director and officer of the Company and the Company's restaurant manager. RJS invoices the Company based on actual costs incurred. For the fiscal years ended December 31, 1999, 2000 and 2001, the Company incurred expenses payable to RJS of approximately $2.1 million, $6.5 million and $2.7 million, respectively.

     The Company purchases wallboards and parlay cards for its race and sports books from Nevada Wallboards, Inc. A major stockholder and director of Coast Resorts and a director and officer of the Company is the majority stockholder of Nevada Wallboards, Inc. For the fiscal years ended December 31, 1999, 2000 and 2001, the Company incurred expenses payable to Nevada Wallboards of approximately $180,000, $192,000 and $252,000, respectively.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 10--Related Party Transactions (continued)

     A director of the Company is the president and sole stockholder of Yates-Silverman, Inc. which was retained by the Company as the designer of The Orleans and the Suncoast. For the fiscal years ended December 31, 1999, 2000 and 2001, the Company incurred expenses payable to Yates-Silverman of approximately $721,000, $548,000 and $947,000, respectively.

     The Company maintains numerous racetrack dissemination contracts with Las Vegas Dissemination, Inc. ("LVDC"). The son of a major stockholder and director of Coast Resorts and a director and officer of the company is the president and sole shareholder of LVDC. LVDC has been granted a license by the Nevada gaming authorities to disseminate live racing for those events and tracks for which it contracts and has been granted the exclusive right to disseminate all pari-mutuel services and race wire services in the State of Nevada. Under these dissemination contracts, the Company pays to LVDC an amount based on the wagers accepted for races held at the racetracks covered by the respective contracts. The Company also pays to LVDC a monthly fee for race wire services. For the fiscal years ended December 31, 1999, 2000 and 2001, the Company incurred expenses payable to LVDC of approximately $1.3 million, $1.6 million and $1.4 million, respectively.

     J.A. Tiberti Construction Company ("Tiberti Construction") has served as the general contractor for the original construction of the Gold Coast and for certain expansions thereof, for the original construction of the Barbary Coast and all expansions thereof and for the original construction and Phase II expansion of The Orleans. Tiberti Construction is also the general contractor for the construction of the Suncoast. The president of Tiberti Construction is a stockholder and director of Coast Resorts and a director of the Company. For the years ended December 31, 1999, 2000 and 2001, the Company paid approximately $27.9 million, $108.5 million and $63.4 million, respectively, to Tiberti Construction in connection with such construction services.

     As more fully described in Note 4, the Company is a party to a ground lease with the Tiberti Company with respect to the land underlying The Orleans. The president of the Tiberti Company is a director and stockholder of Coast Resorts. Amounts paid to the Tiberti Company with respect to the lease were $2.4 million per year for the fiscal years ended December 31, 1999, 2000 and 2001.

     For the years ended December 31, 1999, 2000 and 2001, Coast Hotels spent $300,000, $180,000 and $332,000, respectively, to promote The Orleans by advertising on a racecar operated by the son of a major shareholder of Coast Resorts.

     The foregoing transactions are believed to be on terms no less favorable to us than could have been obtained from unaffiliated third parties and were approved by a majority of our disinterested directors.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 11-- Benefit Plans

401(k) Plans

     The Company offers separate defined contribution 401(k) plans for eligible employees. All employees of the Gold Coast, The Orleans and the Suncoast, and all employees of the Barbary Coast not covered by a collective bargaining agreement, are eligible to participate. The employees may elect to defer up to 15% of their yearly compensation, subject to statutory limits. The Company makes matching contributions of 50% of the first 6% of the employees' contribution. Contribution expense was $1.1 million, $1.6 million and $1.7 million for the years ended December 31, 1999, 2000 and 2001, respectively.

Defined Benefit Plan

     Certain employees at the Barbary Coast are covered by a union-sponsored, collectively bargained, multi-employer defined benefit pension plan. The Barbary Coast contributed $310,000, $309,000 and $303,000 during the years ended December 31, 1999, 2000 and 2001, respectively, to the plan. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked.

Stock Incentive Plan

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

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 11-- Benefit Plans (continued)

Stock Incentive Plan (continued)

     Effective January 1, 1999, Coast Resorts issued options to purchase 30,415 shares of its common stock to its chief operating officer, who is also the chief operating officer of the Company. The options are fully vested at December 31, 2001. The options expire on December 31, 2008. Effective June 14, 1999, Coast Resorts issued options to purchase 5,000 shares of its common stock to its chief financial officer, who is also the chief financial officer of the Company. The options vest in one-third increments on June 14, 1999, June 14, 2000 and June 14, 2001. The exercise price on the options is at $100 per share, which is equivalent to the estimated fair value of Coast Resorts' common stock at the grant date, as estimated by Coast Resorts from recent sales of common stock between shareholders. The options expire on June 13, 2009.

     Pro forma information regarding net income (loss) and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock option plan under the fair-value-based method of that Statement. The fair value for these options was estimated at the date of grant using the minimum value method (which is appropriate for valuing options of companies without publicly traded stock) with the following weighted-average assumptions: risk-free rate of return of approximately 5.0%, expected life of the options of 5 years and a 0% dividend yield. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the respective vesting periods of the options. For fiscal 1999, the pro forma net loss would have been $5,989,000, and for 2000 and 2001 the pro forma net income would have been $26,703,000, and $36,231,000, respectively.

NOTE 12--Supplemental Cash Flows Information

     For the years ended December 31, 1999, 2000 and 2001 supplemental cash flows information amounts are as follows:

                                                    December 31,
                                           ----------------------------
                                             1999      2000      2001
                                           --------  --------  --------
                                                  (in thousands)
Interest paid............................  $ 19,387  $ 27,913  $ 29,599
                                            =======  ========  ========
Income taxes paid........................  $     --  $ 12,600  $ 14,446
                                            =======  ========  ========
Supplemental schedule of non-cash
investing and financing activities:
  Property and equipment acquisitions
  included in accounts payable or
  financed through notes payable.........  $  8,304  $  4,868  $ 34,053
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

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 14--Summarized Financial Information for Coast Resorts, Inc.
         (Parent Company Only)

     As further described in Note 6, Coast Resorts is the guarantor of the Company's indebtedness under both the senior secured credit facility and the senior subordinated notes. Coast Resorts holds 100% of the common stock of the Company and has no material business activity other than that conducted through Coast Hotels. The following tables and notes present summarized financial information of Coast Resorts, Inc. (parent company only) including Coast Resort's investment in Coast Hotels, presented on the equity method.

                               COAST RESORTS, INC.
                              (Parent Company Only)

                                 BALANCE SHEETS

                           December 31, 2000 and 2001
                    (dollars in thousands, except share data)

                                             2000      2001
                                           --------  --------
                  ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents............. $     --  $      3
    Refundable income taxes...............    5,875     1,603
    Other current assets..................       --        --
                                           --------  --------
      TOTAL CURRENT ASSETS................    5,875     1,606
  INVESTMENT IN SUBSIDIARY................  124,107   160,585
                                           --------  --------
                                           $129,982  $162,191
                                           ========  ========

             LIABILITIES AND
           STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Due to Coast Hotels................... $  9,464  $  5,464
    Accrued liabilities...................      217       210
                                           --------  --------
      TOTAL CURRENT LIABILITIES...........    9,681     5,674
                                           --------  --------

  COMMITMENTS AND CONTINGENCIES
  STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value,
      500,000 shares authorized,
      none issued and outstanding.........       --       --
    Common stock, $.01 par value,
      2,000,000 shares authorized,1,463,178
      (2000) and 1,461,178 (2001) shares
       issued and outstanding.............       15        15
    Treasury stock........................   (3,118)   (3,333)
    Additional paid-in capital............   95,398    95,398
    Retained earnings.....................   28,006    64,437
                                           --------  --------
       TOTAL STOCKHOLDERS' EQUITY........   120,301   156,517
                                           --------  --------
                                           $129,982  $162,191
                                           ========  ========

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 14--Summarized Financial Information for Coast Resorts, Inc.
         (Parent Company Only)(continued)

                               COAST RESORTS, INC.
                              (Parent Company Only)

                            STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 1999, 2000 and 2001
                             (dollars in thousands)

                                          1999       2000       2001
                                        --------   ---------  ---------
Equity interest in income (loss)
from subsidiary.......................  $ (5,761)  $  26,950  $  36,478
General and administrative expenses...       (35)        (35)       (47)
                                        --------   ---------  ---------
Income (loss) before income taxes.....    (5,796)     26,915     36,431
Income tax provision (benefit)........       (11)        137         --
                                        ---------  ---------  ---------
NET INCOME (LOSS).....................  $ (5,785)  $  26,778  $  36,431
                                        ========   =========  =========
Basic net income (loss) per share of
  common stock........................  $   (3.91) $   18.20  $   24.91
                                        =========  =========  =========
Diluted net income (loss) per share of
  common stock........................  $   (3.91) $   17.92  $   24.32
                                        =========  =========  =========
Basic weighted average common
  shares outstanding..................  1,478,978  1,471,208  1,462,366
                                        =========  =========  =========
Diluted weighted average common
shares outstanding....................  1,478,978  1,494,066  1,497,781
                                        =========  =========  =========


                               COAST RESORTS, INC.
                              (Parent Company Only)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

              For the Years Ended December 31, 1999, 2000, and 2001
                             (dollars in thousands)

                                    Common Stock
                                   --------------- Additional Treasury  Retained
                                   Shares   Amount Paid-In Cap  Stock   Earnings   Total
                                  --------- ------ ----------- -------- -------- --------
Balances at December 31, 1998...  1,494,353  $ 15   $ 95,398   $  7,013  $   --  $102,426
  Repurchase of common stock....    (15,375)   --         --         --  (1,538)   (1,538)
  Net loss......................         --    --         --     (5,785)     --    (5,785)
                                  --------- ------ ----------- -------- -------- --------
Balances at December 31, 1999...  1,478,978    15     95,398      1,228  (1,538)   95,103
  Repurchase of common stock....    (15,800)   --         --         --  (1,580)   (1,580)
  Net income....................         --    --         --     26,778      --    26,778
                                  --------- ------ ----------- -------- -------- --------
Balances at December 31, 2000...  1,463,178    15     95,398     28,006  (3,118)  120,301
  Repurchase of common stock....     (2,000)   --         --         --    (215)     (215)
  Net income........... ........         --    --         --     36,431      --    36,431
                                  --------- ------ ----------- -------- -------- --------
Balances at December 31, 2001...  1,461,178  $ 15   $ 95,398   $ 64,437 $(3,333) $156,517
                                  =========  ====   ========   ======== =======  ========

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 14--Summarized Financial Information for Coast Resorts, Inc.
         (Parent Company Only)(continued)

                               COAST RESORTS, INC.
                              (Parent Company Only)

                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1999, 2000 and 2001
                             (dollars in thousands)

                                                     1999      2000      2001
                                                   --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..............................  $ (5,785) $ 26,778  $ 36,431
                                                   --------  --------  --------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Equity interest in net (income) loss from
    subsidiary...................................    5,761   (26,950)  (36,478)
  Non-cash tax expense...........................        --       136        --
  Other current assets...........................      (660)   (5,215)    4,272
  Accrued liabilities............................       (30)      217        (7)
                                                   --------  --------  --------
    TOTAL ADJUSTMENTS............................     5,071   (31,812)  (32,213)
                                                   --------  --------  --------
        NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES...................      (714)   (5,034)    4,218
                                                   --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Due to Coast Hotels............................     2,262     6,601    (4,000)
  Repurchase at common stock.....................    (1,538)   (1,580)     (215)
                                                   --------  --------  --------
        NET CASH (USED IN) PROVIDED BY
          FINANCING ACTIVITIES...................       724     5,021    (4,215)
                                                   --------  --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS...................................        10       (13)        3
CASH AND CASH EQUIVALENTS, at beginning of year..         3        13        --
                                                   --------  --------  --------
CASH AND CASH EQUIVALENTS, at end of year........  $     13  $     --  $      3
                                                   ========  ========  ========

Treasury Stock

     In May 1999, Coast Resorts' board of directors authorized the potential repurchase of up to 50,000 shares of common stock from stockholders at a maximum aggregate repurchase price of $5.0 million. In August 2001, the board of directors increased the maximum aggregate repurchase price to $5.5 million. As of December 31, 2001, Coast Resorts had repurchased a total of 33,175 shares of common stock from shareholders at a total purchase price of $3.3 million.

Net Income (Loss) Per Common Share

     Basic net income per common share excludes dilution and is computed by dividing income applicable to common stockholders by the weighted-average number of common shares outstanding. Diluted net income per common share assumes dilution and is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 15--Summarized Financial Information for Coast Resorts, Inc.
         (Parent Company Only)

              (continued)

Net Income (Loss) Per Common Share (continued)

     The computations of basic net income (loss) per common share and diluted net income (loss) per common share for the years ended December 31, 1999, 2000 and 2001, are as follows (in thousands, except share and per share data):

                                           Year Ended December 31,
                                       -------------------------------
                                         1999       2000       2001
                                       ---------  ---------  ---------
Net income (loss) applicable to
computations.........................   $ (5,785)  $ 26,778   $ 36,431
Weighted-average common shares         =========  =========  =========
  applicable to net income (loss)
  per common share...................  1,478,978  1,471,208  1,462,366
Effect of dilutive securities:
  Stock option incremental shares....         --     22,858     35,415
                                       ---------  ---------  ---------
Weighted-average common shares
  applicable to net income per
  common share, assuming dilution....  1,478,978  1,494,066  1,497,781
                                       =========  =========  =========

Basic net income (loss) per share of
common stock.........................   $  (3.91)  $  18.20   $  24.91
                                       =========  =========  =========
Diluted net income (loss) per share
of common stock......................   $  (3.91)  $  17.92   $  24.32
                                       =========  =========  =========

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Directors of Coast Hotels and Casinos, Inc.

Our audits of the financial statements referred to in our opinion dated February 5, 2002, except for Note 6 as to which the date is March 19, 2002, appearing in this Annual Report on Form 10-K of Coast Hotels and Casinos, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PricewaterhouseCoopers LLP

Las Vegas, Nevada
February 5, 2002

                                                                     SCHEDULE II

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                        VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1999, 2000 and 2001
                             (dollars in thousands)

                                            ADDITIONS   ADDITIONS
                                BALANCE AT  CHARGED TO  CHARGED TO              BALANCE AT
                                BEGINNING   COSTS AND   OTHER                   END OF
      DESCRIPTION               OF YEAR     EXPENSES    ACCOUNTS    DEDUCTIONS  YEAR
                                ----------  ----------  ----------  ----------  ----------
Allowance for doubtful
  accounts (casino
  receivables):
Year ended December 31, 1999...  $    594    $  1,281    $     --    $  1,033    $    842
                                ==========  ==========  ==========  ==========  ==========
Year ended December 31, 2000...  $    842    $    556    $     --    $    685    $    713
                                ==========  ==========  ==========  ==========  ==========
Year ended December 31, 2001...  $    713    $  1,707    $     --    $  1,547    $    873
                                ==========  ==========  ==========  ==========  ==========