Form 10-Q
period 2002-03-31
COAST HOTELS & CASINOS INC
filed 2002-05-15
CIK 1013559

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
 X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                      SECURITIES  EXCHANGE  ACT OF 1934
                  For the Quarterly Period Ended March 31, 2002

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                      SECURITIES EXCHANGE ACT OF 1934
        For the Transition Period from _______________ to _______________


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

     Shares of Common Stock outstanding as of May 15, 2002: 1,000

--------------------------------------------------------------------------------

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                            CONDENSED BALANCE SHEETS
                    (amounts in thousands, except share data)

                                             March 31,     December
                                               2002           31,
                                            (unaudited)      2001
                                            -----------  -----------
                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................  $  36,053   $  43,347
  Accounts receivable, net.................      6,251       6,367
  Due from Coast Resorts...................         --       5,464
  Other current assets.....................     21,414      18,950
                                            -----------  -----------
  TOTAL CURRENT ASSETS.....................     63,718      74,128
PROPERTY AND EQUIPMENT, net................    616,022     579,545
OTHER ASSETS...............................      9,453       7,807
                                            -----------  -----------
                                             $ 689,193   $ 661,480
                                            ===========  ===========
              LIABILITIES AND
            STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable.........................  $  16,560   $  13,138
  Accrued liabilities......................     36,841      41,061
  Due to Coast Resorts.....................        247          --
  Construction accounts payable............     24,313      34,053
  Current portion of long-term debt........        162         148
                                            -----------  -----------
  TOTAL CURRENT LIABILITIES................     78,123      88,400
LONG-TERM DEBT, less current portion.......    394,716     369,376
DEFERRED INCOME TAXES......................     19,674      19,251
DEFERRED RENT..............................     24,712      23,868
                                            -----------  -----------
  TOTAL LIABILITIES........................    517,225     500,895
                                            -----------  -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
  Common stock, $1.00 par value, 25,000
     shares authorized, 1,000 shares issued
     and outstanding.......................          1           1
  Additional paid-in capital...............     86,903      86,903
  Retained earnings........................     85,064      73,681
                                            -----------  -----------
  TOTAL STOCKHOLDER'S EQUITY...............    171,968     160,585
                                            -----------  -----------
                                             $ 689,193   $ 661,480
                                            ===========  ===========

The accompanying notes are an integral part of these condensed financial statements.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                       CONDENSED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2002 and 2001
                             (amounts in thousands)
                                   (unaudited)

                                         Three Months Ended
                                              March 31,
                                       ----------------------
                                          2002         2001
                                       ----------   ----------
OPERATING REVENUES:
  Casino............................   $ 100,908    $  94,721
  Food and beverage.................      27,975       26,693
  Hotel.............................      10,089        9,945
  Other.............................       9,347        8,786
                                       ----------   ----------
    GROSS OPERATING REVENUES........     148,319      140,145
  Less:  promotional allowances.....     (13,244)     (12,597)
                                       ----------   ----------
    NET OPERATING REVENUES..........     135,075      127,548
                                       ----------   ----------

OPERATING EXPENSES:
  Casino............................      44,322       43,169
  Food and beverage.................      20,665       18,865
  Hotel.............................       3,985        3,783
  Other.............................       6,915        6,699
  General and administrative........      24,795       22,911
  Deferred rent.....................         844          884
  Depreciation and amortization.....       9,279        8,568
                                      -----------   ----------
    TOTAL OPERATING EXPENSES........     110,805      104,879
                                      -----------   ----------
OPERATING INCOME....................      24,270       22,669
                                      -----------   ----------
OTHER INCOME (EXPENSES):
  Interest expense, net.............      (7,170)      (7,981)
  Interest capitalized .............         588           62
  (Loss) gain on disposal of assets         (318)       1,534
                                      -----------   ----------
TOTAL OTHER INCOME (EXPENSES).......      (6,900)      (6,385)
                                      -----------   ----------
INCOME BEFORE INCOME TAXES..........      17,370       16,284
Income tax provision ...............       5,987        5,621
                                      -----------   ----------
NET INCOME..........................   $  11,383    $  10,663
                                      ===========   ==========

The accompanying notes are an integral part of these condensed financial statements.

                         COAST HOTELS AND CASINOS, INC.
               (A Wholly Owned Subsidiary of Coast Resorts, Inc.)

                       CONDENSED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2002 and 2001
                             (amounts in thousands)
                                   (unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                    -----------------------
                                                       2002          2001
                                                    ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................  $  11,383    $  10,663
                                                    ----------   ----------
  ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation and amortization.................      9,279        8,568
    Amortization of debt offering costs...........        277          294
    Loss (gain) on disposal of assets.............        318       (1,534)
    Deferred income taxes.........................        279          576
    Deferred rent.................................        844          884
    Changes in assets and liabilities:
      Net increase in accounts receivable and
        other assets..............................     (2,328)        (844)
      Net (decrease) increase in accounts payable
        and accrued liabilities...................       (798)        2,819
                                                    ----------   ----------
  TOTAL ADJUSTMENTS...............................      7,871       10,763
                                                    ----------   ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES.......     19,254       21,426
                                                    ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net of amounts in
    construction accounts payable.................    (56,707)     (13,234)
  Proceeds from sale of assets....................        903        9,415
                                                    ----------   ----------
  NET CASH USED IN INVESTING ACTIVITIES...........    (55,804)      (3,819)
                                                    ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt
    including original issue premium, net of
    financing costs...............................    103,191       49,071
  Principal payments on long-term debt............       (146)        (463)
  Proceeds from borrowings under bank line of
    credit........................................     25,000        6,000
  Repayments of borrowings under bank line of
    credit........................................   (104,500)     (63,000)
  Payments from Coast Resorts.....................      5,711        5,045
                                                    ----------   ----------
  NET CASH PROVIDED BY (USED IN) FINANCING
    ACTIVITIES....................................     29,256       (3,347)
                                                    ----------   ----------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS.....................................     (7,294)      14,260
CASH AND CASH EQUIVALENTS, at beginning of period.     43,347       43,560
                                                    ----------   ----------
CASH AND CASH EQUIVALENTS, at end of period.......  $  36,053    $  57,820
                                                    ==========   ===========

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

o The Suncoast Hotel and Casino, which is located in the west end of the Las Vegas valley.

o    Barbary Coast Hotel and Casino, which is located on the Las Vegas Strip.

Basis of Presentation

     The accompanying financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results for the interim periods have been included. The interim results reflected in the unaudited financial statements are not necessarily indicative of expected results for the full year.

                         COAST HOTELS AND CASINOS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 2 - LONG-TERM DEBT

     Long-term debt consists of the following as of March 31, 2002 and December 31, 2001:
                                                    March 31,    December
                                                      2002          31,
                                                   (unaudited)     2001
                                                   ----------   ----------
                                                        (in thousands)
9.5% senior subordinated notes due April 2009,
  with interest payable semiannually on April 1
  and October 1, including original issue
  premium of $5,000 in 2002 and $0 in 2001......   $ 330,000    $ 225,000

Senior secured credit facility due September
  2004, collateralized by substantially all of
  the assets of Coast Hotels and Casinos, Inc...      64,500      144,000

Other notes payable.............................         378          524
                                                   ----------   ----------
                                                     394,878      369,524
Less: current portion...........................         162          148
                                                   ----------   ----------
                                                   $ 394,716    $ 369,376
                                                   ==========   ==========

     In March 1999, the Company issued $175.0 million principal amount of 9.5% senior subordinated notes with interest payable on April 1 and October 1 beginning October 1, 1999 and entered into a $75.0 million senior secured credit facility due 2004 to facilitate a refinancing. Availability under the credit facility was increased to $200.0 million in September 1999, subject to automatic reductions in availability from September 2001 through June 2004, as described below. Coast Resorts is a guarantor of the indebtedness under both of these debt agreements. Borrowings under the credit facility bear interest, at our option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). The premium varies depending on the Company's ratio of total debt to EBITDA and can vary between 125 and 250 basis points. As of March 31, 2002, the premium over LIBOR was 1.75% (175 basis points) and the interest rate was 3.65%. For the quarter ended March 31, 2002, the weighted average interest rate for the senior secured credit facility was 3.62%. The Company incurs a commitment fee, payable quarterly in arrears, on the unused portion of the credit facility. This variable fee is currently at a rate of 0.375% per annum times the average unused portion of the facility.

     The availability under the senior secured credit facility was reduced by $6.0 million to $194.0 million on September 30, 2001, by $6.0 million to $188.0 million on December 31, 2001 and by $6.0 million to $182.0 million on March 31, 2002. It will be reduced by an additional $6.0 million on June 30, 2002. The quarterly reduction will increase to $8.5 million on each of September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003; and to $11.5 million on each of September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004. As of March 31, 2002, the Company had $117.5 million of availability under the credit facility.

     On February 2, 2001, the Company issued $50.0 million additional principal amount of senior subordinated notes. The net proceeds of approximately $49.1 million were used to reduce borrowings under the senior secured credit facility. On March 19, 2002, the Company issued $100.0 million additional principal amount of senior subordinated notes and received a $5.0 million original issue premium in connection with the issuance. The net proceeds of approximately $103.2 million were used to reduce borrowings under the credit facility. The notes that were issued in 2001 and 2002 were issued under the same indenture and have the same terms, interest rate and maturity date as the $175.0 million principal amount of senior subordinated notes issued in 1999.

                         COAST HOTELS AND CASINOS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 2 - LONG-TERM DEBT (continued)

     The loan agreement governing the senior secured credit facility contains covenants that, among other things, limit the ability of the Company to pay dividends or make advances to Coast Resorts, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets of the Company. Additionally, the loan agreement requires that the Company maintain certain financial ratios with respect to its leverage and fixed charge coverage. The agreement was amended in December 2001 and in March 2002 to increase the amount of certain capital expenditures that may be made. The Company is also subject to certain covenants associated with the indenture governing the senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. At March 31, 2002, the Company was in compliance with all covenants and required ratios.

     On April 2, 2002, Coast Hotels entered into an interest rate swap agreement with a member of the Company's bank group wherein $100.0 million notional amount of the Company's fixed rate debt has been converted to a floating rate. The fixed rate paid to the Company is 5.77% and the floating rate paid to the bank is based on six-month LIBOR and is set at 2.33% for the six months ending September 30, 2002. The floating rate will be adjusted on October 1, 2002 and will be adjusted each April 1 and October 1 until the swap expires on April 1, 2009, which is also the maturity date of the $325.0 million in senior subordinated notes.

                         COAST HOTELS AND CASINOS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 - PROMOTIONAL ALLOWANCES

     The retail value of hotel accommodations and food and beverage items provided to customers without charge is included in gross revenues and then deducted as promotional allowances, to arrive at net revenues. The following is a breakdown of these complimentary revenues for the quarters ended March 31, 2002 and 2001:
                                                March 31,
                                         -----------------------
                                            2002         2001
                                         ----------   ----------
                                             (in thousands)
  Complimentary revenues:
  Food and beverage....................  $  10,816    $  10,619
  Hotel................................      1,632        1,480
  Other................................        796          498
                                         ----------   ----------
  Promotional allowances...............  $  13,244    $  12,597
                                         ==========   ==========

     The estimated cost of providing these complimentary services is as follows for the quarters ended March 31, 2002 and 2001:

                                                March 31,
                                         -----------------------
                                            2002         2001
                                         ----------   ----------
                                             (in thousands)
  Food and beverage....................  $  10,745    $  10,885
  Hotel................................        674          566
                                         ----------   ----------
                                         $  11,419    $  11,451
                                         ==========   ==========

     The cost of promotional allowances has been allocated to expense as follows for the quarters ended March 31, 2002 and 2001:

                                                March 31,
                                         -----------------------
                                            2002         2001
                                         ----------   ----------
                                             (in thousands)
  Casino...............................  $  10,723    $  10,433
  Other................................        696        1,018
                                         ----------   ----------
                                         $  11,419    $  11,451
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

     o We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. We determine the adequacy of this allowance by periodically evaluating individual customer receivables and considering the customer's financial condition, credit history and current economic conditions. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, we may increase the allowances.

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

     o Pre-opening costs related to the construction of new projects are expensed as incurred. There were no pre-opening costs during the three months ended March 31, 2002 and 2001.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth, for the periods indicated, certain financial information regarding our results of operations:

                                                      Three Months Ended
                                                            March 31,
                                                    -----------------------
                                                       2002         2001
                                                    ----------   ----------
                                                        (in thousands)
                                                         (unaudited)

Net operating revenues............................  $ 135,075    $ 127,548
Operating expenses................................    110,805      104,879
                                                    ----------   ----------
Operating income .................................  $  24,270    $  22,669
                                                    ==========   ==========
Net income .......................................  $  11,383    $  10,663
                                                    ==========   ==========
EBITDA (1)........................................  $  34,393    $  32,121
                                                    ==========   ==========
Cash provided by operating activities.............  $  19,254    $  21,426
                                                    ==========   ==========
Cash used in investing activities.................  $ (55,804)   $  (3,819)
                                                    ==========   ==========
Cash provided by (used in) financing activities...  $  29,256    $  (3,347)
                                                    ==========   ==========

(1)"EBITDA" means earnings before interest, taxes, depreciation, amortization, deferred (non-cash) rent expense, other non-cash expenses and certain non-recurring items, including pre-opening expenses and gains and losses on disposal of equipment (for all periods presented, the only non-cash expense was deferred rent and the only non-recurring items were gains and losses on disposal of assets). EBITDA is defined in our senior secured credit facility and in the indenture governing our senior subordinated notes. EBITDA is presented as supplemental disclosure because the calculation of EBITDA is necessary to determine our compliance with certain covenants under these financing agreements and because management believes that it is a widely used measure of operating performance in the gaming industry. EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles) as an indicator of our operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as an indicator of cash flows or a measure of liquidity. All companies do not calculate EBITDA in the same manner. As a result, EBITDA as presented here may not be comparable to the similarly titled measures presented by other companies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     In the quarter ended March 31, 2002, we experienced increases in revenues, operating income, net income and EBITDA, primarily due to continued improvement in revenues at the Suncoast, which opened in September 2000. Net revenues in the first quarter were $135.1 million compared to $127.5 million in 2001, an increase of 5.9%. Net operating revenues at the Gold Coast and the Barbary Coast were relatively flat compared to last year, but were down 7.0% at The Orleans due to increased competition, continued construction disruption related to the ongoing $150.0 million expansion project and lower hotel room occupancy levels consistent with the general slowdown in tourism after the September 11, 2001 terrorist attacks. Operating income was $24.3 million in the quarter compared to $22.7 million in 2000, an increase of 7.1%. Net income was $11.4 million compared to 2001 first quarter net income of $10.7 million, an increase of 6.8%. EBITDA was $34.4 million in the quarter, an increase of 7.1% over EBITDA of $32.1 million for the first quarter of 2001.

     Casino. Casino revenues were $100.9 million in the three months ended March 31, 2002 compared to $94.7 million in the same period in 2001, an increase of 6.5% due primarily to a 31.3% increase at the Suncoast. Gold Coast and Barbary Coast casino revenues increased slightly in the quarter, but casino revenues at The Orleans declined 7.2% due to the reasons discussed above.

     Casino expenses increased $1.2 million (2.7%) in the first quarter, primarily due to a 13.1% increase at the Suncoast because of the increased gaming activity there.

     Food and Beverage. Food and beverage revenues were $28.0 million in the first quarter of 2002 compared to $26.7 million in 2001, an increase of 4.8% due to increases at the Suncoast and at the Gold Coast as a result of its new, expanded buffet. The increases were partially offset by a 7.7% decrease in food and beverage revenues at The Orleans, in line with an overall 7.0% decrease in revenues at The Orleans discussed above. Food and beverage expenses increased 9.5% to $20.7 million in 2002 compared to $18.9 million in 2001, primarily due to the additional expenses related to the larger new buffet at the Gold Coast and to increased expenses at the Suncoast, in line with the increase in business there.

     Hotel. Hotel room revenues were $10.1 million in the first quarter of 2002 compared to $9.9 million in 2001, an increase of 1.5%. Lower room occupancy percentages due to a slowdown in tourism after September 11, 2001 led to decreases at the Gold Coast, Barbary Coast and The Orleans. The decreases were offset by increases at the Suncoast, which opened 216 additional hotel rooms in August 2001. Room occupancy at all four properties improved over the fourth quarter of 2001, but had still not reached the levels of the first quarter of 2001.

     Other. Other revenues were $9.3 million in the first quarter of 2002 compared to $8.8 million in 2001, an increase of 6.4% primarily due to increases at the Suncoast. Slight increases at the Gold Coast and Barbary Coast were offset by a 5.9% decrease at The Orleans.

     General and Administrative. General and administrative expenses were $24.8 million in the first quarter of 2002 compared to $22.9 million in 2001, an increase of 8.2%, primarily due to increases in salaries, property taxes and property and liability insurance costs.

     Depreciation and Amortization. Depreciation and amortization expense was $9.3 million in the first quarter of 2002 compared to $8.6 million in 2001, an increase of 8.3% due to remodeling and equipment purchases at the Gold Coast and additional rooms and slot machines at the Suncoast.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001
     (continued)

     Other Income (Expenses). Net interest expense decreased in the first quarter of 2002 due to a lower weighted-average interest rate on our debt. Net interest expense was $7.2 million in the quarter compared to $8.0 million in the first quarter of 2001. Capitalized interest was $588,000 in the first quarter, compared to $62,000 in the first quarter of 2001 due to ongoing expansion projects at the Gold Coast and The Orleans.


Aggregate Indebtedness and Fixed Payment Obligations

     Our total long-term indebtedness and fixed payment obligations on the land leases for the twelve-month periods ended March 31, are summarized by year below:

                                    2003      2004      2005      2006      2007   Thereafter
                                  --------  --------  --------  --------  -------- ----------
                                                    (dollars in thousands)
Long-Term Indebtedness
  Senior subordinated notes.....  $     --  $     --  $     --  $     --  $     --  $325,000
  Bank credit facility..........        --        --    64,500        --        --        --
  Other.........................       162       177         3         3         3        30

Fixed Payment Obligations
for Land Leases
  Barbary Coast - land lease....       175       189       190       190       190     5,256
  Barbary Coast - parking lot...       125        94        --        --        --        --
  The Orleans - land lease......     2,700     2,700     2,700     2,725     3,000   195,186
  Suncoast - land lease.........     2,435     2,495     2,555     2,615     2,675   203,235
                                  --------  --------  --------  --------  --------  --------
Total Indebtedness and
Fixed Payment Obligations         $  5,597  $  5,655  $ 69,948  $  5,533  $  5,868  $728,707
                                  ========  ========  ========  ========  ========  ========

     During the quarter ended March 31, 2002, we issued $100.0 million principal amount of senior subordinated notes and received a $5.0 million premium in connection with the issuance, and we made principal payments of $79.5 million, net of borrowings, on the senior secured credit facility and $146,000 in principal payments on other long-term debt. We have debt service payments due aggregating $162,000 during the next twelve months on other long-term debt obligations. We also have fixed payment obligations due during the next twelve months of $5.4 million. Total remaining fixed payment obligations under leases is $431.4 million. The fixed payment obligations represent payments due under operating lease agreements primarily for land on which three of our properties are located.

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

Aggregate Indebtedness and Fixed Payment Obligations (continued)

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


Liquidity and Capital Resources

     Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $19.3 million in the three months ended March 31, 2002 and $21.4 million in the three months ended March 31, 2001.

     Cash used in investing activities in the quarters ended March 31, 2002 and 2001 was $55.8 million and $3.8 million, respectively, and was primarily for capital expenditures. Expenditures of approximately $13.2 million in the first quarter of 2001, primarily for capital improvement projects at the Gold Coast, The Orleans and the Suncoast, were offset in part by proceeds received from the sale of assets, including the sale of approximately 29 acres of land in North Las Vegas that had been held for possible future development.

     Cash provided by financing activities was $29.3 million in the first quarter of 2002 primarily from borrowings under our line of credit. Net proceeds of $103.2 million from the issuance on March 19, 2002 of $100.0 million principal amount of senior subordinated notes were used to repay borrowings under the line of credit. In the first quarter of 2001, cash used in financing activities was $3.3 million, primarily from repayment of borrowings under our credit facility offset by our $50.0 million note issuance that we completed in February 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)

     Our primary cash requirements for the next twelve months include the payment of principal and interest on our debt, maintenance capital expenditures, the completion of the expansion and remodeling project at the Gold Coast and the continued expansion of The Orleans (see Capital Expenditures below).

     In March 1999, the Company issued $175.0 million principal amount of 9.5% senior subordinated notes with interest payable on April 1 and October 1 and entered into a $75.0 million senior secured credit facility due 2004 to facilitate a refinancing. Availability under the credit facility was increased to $200.0 million in September 1999, subject to automatic reductions in availability from September 2001 through June 2004, as described below. Coast Resorts is a guarantor of the indebtedness under both of these debt agreements. Borrowings under the credit facility bear interest, at our option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). The premium varies depending on the Company's ratio of total debt to EBITDA and can vary between 125 and 250 basis points. As of March 31, 2002, the premium over LIBOR was 1.75% (175 basis points) and the interest rate was 3.65%. For the quarter ended March 31, 2002, the weighted average interest rate for the senior secured credit facility was 3.62%. The Company incurs a commitment fee, payable quarterly in arrears, on the unused portion of the credit facility. This variable fee is currently at a rate of 0.375% per annum times the average unused portion of the facility.

     The availability under the senior secured credit facility was reduced by $6.0 million to $194.0 million on September 30, 2001, by $6.0 million to $188.0 million on December 31, 2001 and by $6.0 million to $182.0 million on March 31, 2002. It will be reduced by an additional $6.0 million on June 30, 2002. The quarterly reduction will increase to $8.5 million on each of September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003; and to $11.5 million on each of September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004. The advances under the facility may be used for working capital, general corporate purposes, and certain improvements to our existing properties. As of March 31, 2002, we had $117.5 million of availability under the credit facility.

     On February 2, 2001, we issued $50.0 million additional principal amount of senior subordinated notes. The net proceeds of approximately $49.1 million were used to reduce borrowings under our senior secured credit facility. On March 19, 2002, we issued $100.0 million additional principal amount of our senior subordinated notes. The notes were issued at a premium and the net proceeds of approximately $103.2 million were used to reduce borrowings under our senior secured credit facility. As a result, we have additional availability under the credit facility to complete our capital improvement projects as described under "Capital Expenditures" below. The notes that were issued in 2001 and 2002 were issued under the same indenture and have the same terms, interest rate and maturity date as our the $175.0 million principal amount of senior subordinated notes issued in March 1999.

     The loan agreement governing the credit facility contains covenants that, among other things, limit our ability to pay dividends or make advances to Coast Resorts, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets. Additionally, the loan agreement requires that we maintain certain financial ratios with respect to its leverage and fixed charge coverage. The agreement was amended in December 2001 and in March 2002 to increase the amount of certain capital expenditures that may be made. We are also subject to certain covenants associated with the indenture governing our $325.0 million principal amount of senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. At March 31, 2002, we were in compliance with all covenants and required ratios.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)


     On April 2, 2002, Coast Hotels entered into an interest rate swap agreement with a member of the Company's bank group wherein $100.0 million notional amount of the Company's fixed rate debt was converted to a floating rate. The fixed rate paid to the Company is 5.77% and the floating rate paid to the bank is based on six-month LIBOR and is set at 2.33% for the six months ending September 30, 2002. The floating rate will be adjusted on October 1, 2002 and will be adjusted each April 1 and October 1 until the swap expires on April 1, 2009, which is also the maturity date of the $325.0 million in senior subordinated notes.


Capital Expenditures

     In January 2001, we commenced an expansion of The Orleans. The project has an estimated cost of $150.0 million and is expected to be paid for with operating cash flows and borrowings under our senior secured credit facility. The expansion includes a special-events arena, a 600-room hotel tower, a 2600-car parking garage, six additional movie theaters, two restaurants, an Irish pub and approximately 40,000 square feet of new gaming and public area. Through March 31, 2002, we had completed the movie theaters, the parking garage, the restaurants, Irish pub and the additional gaming and public area. We anticipate that 2002 cash outlays for the project will total approximately $80.0 million, of which $33.2 million had been spent in the quarter ended March 31, 2002.

     In the fourth quarter of 2000, we commenced an expansion and remodel of the Gold Coast. The project was originally designed to include a new, expanded buffet restaurant, a sports bar, an Asian-themed restaurant, an Italian restaurant, 10,000 square feet of additional meeting space, the refurbishing of our standard hotel guest rooms and the redesign of most of the Gold Coast's public areas. In 2001 we expanded the scope of the project to include an additional approximately 20,000 square feet of slot and table games area, a new bingo room, an expanded porte-cochere, a parking garage and a moving walkway. Through March 31, 2002, we had spent approximately $38.8 million and had opened the multi-station buffet, the sports bar, the restaurants and 6,000 of the 16,000 square feet of additional meeting space and we had substantially completed the redesign of the public areas. We expect to complete the project by the fourth quarter of 2002 and to spend approximately $29.0 million in 2002, of which $7.8 million had been spent in the quarter ended March 31, 2002.

     In the ordinary course of operating our hotel-casinos, it is necessary to upgrade or replace fixtures and equipment and to make improvements that will extend the life of our physical plants. We anticipate that these maintenance capital expenditures will total approximately $25.0 million in 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Expenditures (continued)

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

     We believe that existing cash balances, operating cash flow and available borrowings under our credit facility will provide sufficient resources to meet our debt and lease payment obligations and foreseeable capital expenditure requirements at our hotel-casino properties.


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

     The adoption of SFAS 141, SFAS 142 and SFAS 144 had no impact on our financial position or results of operations. We do not expect the impact of the adoption of SFAS 143 to be material to our financial position, results of operations or cash flows.

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

o    uncertainties related to the economy;

o uncertainties related to the cost and/or availability of electricity and natural gas; and

o the impact on the travel and leisure industry, and Las Vegas in particular, of any terrorist attack or threat of terrorist attack, and of the United States' response to an attack or threat.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our revolving bank credit facility. On April 2, 2002, Coast Hotels entered into an interest rate swap agreement with a member of the Company's bank group wherein $100.0 million notional amount of the Company's fixed rate debt has been converted to a floating rate. (See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources".)

     The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the twelve-month periods ended March 31,:

                                                                                                         Fair
                                 2003      2004      2005      2006      2007   Thereafter   Total    Value(1)
                               --------  --------  --------  --------  -------- ---------- --------  --------
                                                           (dollars in thousands)
LIABILITIES
Short-term debt
  Fixed rate.................  $    162  $     --  $     --  $     --  $     --  $     --  $    162  $    162
  Average interest rate(2)...     9.50%        --        --        --        --        --     9.50%        --

Long-term debt
  Fixed rate.................  $     --  $    177  $      3  $      3  $      3  $325,030  $325,216  $343,091
  Average interest rate(2)...        --     9.50%     9.50%     9.50%     9.50%     9.50%     9.50%        --
  Variable rate..............  $     --  $     --  $ 64,500  $     --  $     --  $     --  $ 64,500  $ 64,500
  Average interest rate(2)           --        --     3.65%        --        --        --     3.65%        --

(1)The fair values are based on the borrowing rate currently available for debt instruments with similar terms and maturities, and market quotes of our publicly traded debt.

(2)Based upon contractual interest rates for fixed indebtedness or the LIBOR rate at March 31, 2002 for variable rate indebtedness.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

   None.

Item 2. Changes in Securities.

   None.

Item 3. Defaults Upon Senior Securities.

   None.

Item 4. Submission of Matters to a Vote of Security Holders.

   Not applicable.

Item 5. Other Information.

   None.

Item 6. Exhibits and Reports on Form 8-K:

  (a) Exhibits.

      None.

  (b) Reports on Form 8-K.

      On March 9, 2002,  the Company  filed a Form 8-K dated March 8, 2002 under
      Item 5, Other Events, with respect to the preliminary release of unaudited fourth quarter results and the amendment of its senior secured credit facility.

      On March 22, 2002, the Company filed a Form 8-K dated March 21, 2002 under
      Item 5, Other Events, with respect to the March 19, 2002 issuance of $100.0 million principal amount of 9 1/2% Senior Subordinated Notes due 2009.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2002                COAST HOTELS AND CASINOS, INC.,
                                   a Nevada corporation

                                   By:  /s/ Gage Parrish
                                        --------------------------
                                        Gage Parrish
                                        Vice President and
                                        Chief Financial Officer