Form 10-Q
period 2002-09-30
COAST HOTELS & CASINOS INC
filed 2002-11-14
CIK 1013559

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _______________ to _______________

Commission file number 333-4356 COAST HOTELS AND CASINOS, INC. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0345706 (I.R.S. employer identification number))

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Shares of Common Stock outstanding as of November 14, 2002: 1,000

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

COAST HOTELS AND CASINOS, INC.
(A Wholly Owned Subsidiary of Coast Casinos, Inc.)
CONDENSED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30, 2002 (unaudited)	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,445	$43,347
Accounts receivable, net	6,322	6,367
Due from Coast Casinos	3,702	5,464
Other current assets	21,462	18,950
TOTAL CURRENT ASSETS	63,931	74,128
PROPERTY AND EQUIPMENT, net	700,643	579,545
OTHER ASSETS	8,967	7,807
	$773,541	$661,480
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,414	$13,138
Accrued liabilities	51,383	41,061
Construction accounts payable	21,692	34,053
Current portion of long-term debt	162	148
TOTAL CURRENT LIABILITIES	89,651	88,400
LONG-TERM DEBT, less current portion	444,302	369,376
DEFERRED INCOME TAXES	27,142	19,251
DEFERRED RENT	26,301	23,868
TOTAL LIABILITIES	587,396	500,895
COMMITMENTS AND CONTINGENCIES STOCKHOLDER'S EQUITY:
Common stock, $1.00 par value, 25,000 shares authorized, 1,000 shares issued and outstanding	1	1
Additional paid-in capital	86,903	86,903
Retained earnings	99,241	73,681
TOTAL STOCKHOLDER'S EQUITY	186,145	160,585
	$773,541	$661,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

COAST HOTELS AND CASINOS, INC.
(A Wholly Owned Subsidiary of Coast Casinos, Inc.)
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2002 and 2001
(dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
OPERATING REVENUES:
Casino	$97,322	$96,396	$300,627	$285,080
Food and beverage	27,704	26,276	83,266	79,411
Hotel	9,797	9,304	29,840	28,782
Other	9,920	9,007	29,034	26,941
GROSS OPERATING REVENUES	144,743	140,983	442,767	420,214
Less: promotional allowances	(13,880)	(12,817)	(40,375)	(37,805)
NET OPERATING REVENUES	130,863	128,166	402,392	382,409

OPERATING EXPENSES:
Casino	45,080	43,702	134,964	129,626
Food and beverage	20,697	19,183	62,238	57,801
Hotel	4,472	3,910	12,546	11,565
Other	7,079	6,788	21,441	20,281
General and administrative	28,700	24,584	79,897	71,481
Deferred rent	794	884	2,433	2,653
Depreciation and amortization	11,490	9,028	30,933	26,345
TOTAL OPERATING EXPENSES	118,312	108,079	344,452	319,752

OPERATING INCOME	12,551	20,087	57,940	62,657

OTHER INCOME (EXPENSES):
Interest expense, net	(8,830)	(7,325)	(23,866)	(23,007)
Interest capitalized	923	715	2,368	914
Gain (loss) on disposal of assets	4	(159)	(307)	(281)
Other income (expense)	(72)	--	2,737	--
TOTAL OTHER INCOME (EXPENSES)	(7,975)	(6,769)	(19,068)	(22,374)

INCOME BEFORE INCOME TAXES	4,576	13,318	38,872	40,283
Income tax provision	1,493	4,583	13,312	13,863
NET INCOME	$3,083	$8,735	$25,560	$26,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

COAST HOTELS AND CASINOS, INC.
(A Wholly Owned Subsidiary of Coast Casinos, Inc.)
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002 and 2001
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,560	$26,420
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	30,933	26,345
Net amortization of debt offering costs and original issue premium	1,123	916
Loss on disposal of assets	307	281
Deferred income taxes	7,409	6,241
Deferred rent	2,433	2,653
Changes in assets and liabilities
Net (increase) decrease in accounts receivable and other assets	(2,900)	(2,908)
Net increase in accounts payable and accrued liabilities	13,598	4,890
TOTAL ADJUSTMENTS	52,903	38,418
NET CASH PROVIDED BY OPERATING ACTIVITIES	78,463	64,838
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of amounts in construction accounts payable	(165,638)	(62,744)
Proceeds from sale of assets	968	9,850
NET CASH USED IN INVESTING ACTIVITIES	(164,670)	(52,894)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, including original issue premium, net of financing costs	103,191	49,071
Principal payments on long-term debt	(148)	(2,268)
Proceeds from borrowings under bank line of credit	89,000	16,000
Repayments of borrowings under bank line of credit	(118,500)	(68,000)
Payments from Coast Casinos	1,762	4,441
NET CASH PROVIDE BY (USED IN) FINANCING ACTIVITIES	75,305	(756)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,902)	11,188
CASH AND CASH EQUIVALENTS, at beginning of period	43,347	43,560
CASH AND CASH EQUIVALENTS, at end of period	$32,445	$54,748

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

  Barbary Coast Hotel and Casino, which is located on the Las Vegas Strip.

Basis of Presentation

      The accompanying condensed consolidated interim financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results for the interim periods have been included. The interim results reflected in the unaudited financial statements are not necessarily indicative of expected results for the full year.

COAST HOTELS AND CASINOS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 2 - LONG-TERM DEBT

      Long-term debt consists of the following as of September 30, 2002 and December 31, 2001:

	September 30, 2002	December 31, 2001
	(in thousands)
9.5% senior subordinated notes due April 2009, with interest payable semiannually on April 1 and October 1, including unamortized original issue premium of $4,588 in 2002 and $0 in 2001	$329,588	$225,000
Senior secured credit facility due September 2004, collateralized by substantially all of the assets of Coast Hotels and Casinos, Inc.	114,500	144,000
Other notes payable	376	524
	444,464	369,524
Less: current portion	162	148
	$444,302	$369,376

      In March 1999, the Company issued $175.0 million principal amount of 9.5% senior subordinated notes with interest payable on April 1 and October 1 beginning October 1, 1999 and entered into a $75.0 million senior secured credit facility due 2004 to facilitate a refinancing. Availability under the credit facility was increased to $200.0 million in September 1999, subject to automatic reductions in availability from September 2001 through June 2004, as described below. Coast Casinos is a guarantor of the indebtedness under both of these debt agreements. Borrowings under the credit facility bear interest, at our option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate (“LIBOR”). The premium varies depending on the Company’s ratio of total debt to EBITDA and can vary between 125 and 250 basis points. As of September 30, 2002, the premium over LIBOR was 2.0% (200 basis points) and the interest rate was 3.82%. For the nine months ended September 30, 2002, the weighted average interest rate for the senior secured credit facility was 3.63%. The Company incurs a commitment fee, payable quarterly in arrears, on the unused portion of the credit facility. This variable fee is currently at a rate of 0.5% per annum times the average unused portion of the facility.

      The availability under the senior secured credit facility has been reduced quarterly since September 30, 2001. On September 30, 2002 total availability was reduced to $167.5 million. As of October 31, 2002, the Company had $131.0 million outstanding under the credit facility, with $36.5 million of remaining availability. On December 31, 2002, total availability will be reduced to $159.0 million, with additional quarterly reductions in availability of $8.5 million on each of March 31, 2003 and June 30, 2003, and of $11.5 million on each of September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004. The Company's anticipated cash flow from operations and availability under the senior secured credit facility may not be sufficient to meet their capital expenditure plans through the first quarter of 2003. Additionally, their planned capital expenditures will cause them to exceed the limits under the credit facility. Accordingly, they anticipate amending or replacing the credit facility to increase availability and permitted capital expenditures such that operating cash flow and availability under a credit facility will provide sufficient resources to meet their debt and lease payment obligations, budgeted capital expenditure requirements at their hotel-casino properties, including a planned expansion at the Suncoast, and operating needs for the foreseeable future. There is no guarantee that the Company will be able to amend the credit facility to increase availability and permitted capital expenditures or enter into a new credit facility. If they are unable to do so, they expect to delay the Suncoast expansion and, to the extent necessary, other capital expenditures.

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

      The loan agreement governing the senior secured credit facility contains covenants that, among other things, limit the ability of the Company to pay dividends or make advances to Coast Casinos, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets of the Company. Additionally, the loan agreement requires that the Company maintain certain financial ratios with respect to its leverage and fixed charge coverage. The agreement was amended in December 2001 and in March 2002 to increase the amount of certain capital expenditures that may be made. The Company is also subject to certain covenants associated with the indenture governing the senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. At September 30, 2002, the Company was in compliance with all covenants and required ratios.

      On April 2, 2002, Coast Hotels entered into an interest rate swap agreement with a member of the Company’s bank group wherein $100.0 million notional amount of the Company’s fixed rate debt was converted to a floating rate. The fixed rate paid to the Company was 5.77% and the floating rate paid to the bank was based on six-month LIBOR and set at 2.33% for the six months ended September 30, 2002. On July 16, 2002, the Company terminated the swap agreement and received $3.75 million, comprised of $1.0 million of accrued interest receivable and a gain of $2.7 million, which was recorded in the second quarter.

COAST HOTELS AND CASINOS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 - PROMOTIONAL ALLOWANCES

      The retail value of hotel accommodations and food and beverage items provided to customers without charge is included in gross revenues and then deducted as promotional allowances, to arrive at net revenues. The following is a breakdown of these complimentary revenues for the three months and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Complimentary revenues:
Food and beverage	$10,976	$10,607	$32,429	$31,408
Hotel	1,697	1,530	5,056	4,510
Other	1,207	680	2,890	1,887
Promotional allowances	$13,880	$12,817	$40,375	$37,805

      The estimated cost of providing these complimentary services is as follows for the three months and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Food and beverage	$11,363	$11,005	$32,929	$32,422
Hotel	770	677	2,156	1,891
Other	571	159	1,138	506
	$12,704	$11,841	$36,223	$34,819

      The cost of promotional allowances has been allocated to expense as follows for the three months and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Casino	$11,944	$11,532	$33,722	$32,679
General and administrative	760	309	2,501	2,140
	$12,704	$11,841	$36,223	$34,819

COAST HOTELS AND CASINOS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INITIAL PUBLIC OFFERING

      On May 24, 2002, Coast Casinos filed a registration statement with the Securities and Exchange Commission with respect to a proposed initial public offering of its common stock. The timing of the initial public offering is indefinite and subject to market conditions. There is no guarantee that an initial public offering will take place. Through September 30, 2002, the Company has capitalized costs related to the registration statement in the amount of $421,000.

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

      We believe that the following critical accounting policies require significant judgments and estimates used in the preparation of our financial statements:

  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. We determine the adequacy of this allowance by periodically evaluating individual customer receivables and considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

  We maintain accruals for health and workers compensation self-insurance and slot club point redemption, which are classified as accrued liabilities in the balance sheets. We determine the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals. If our estimates indicate that the accruals are overstated or understated, we will adjust them and reduce or provide for additional accruals as appropriate.

  We are subject to various claims and legal actions in the ordinary course of business. Some of these matters include personal injuries to customers and damage to customers’ personal assets. We estimate guest claims and accrue for such liability based on historical experience and the probability of an unfavorable outcome in accrued liabilities in the balance sheets.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

      The following table sets forth, for the periods indicated, certain financial information regarding our results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands) (unaudited)		(in thousands) (unaudited)
Net operating revenues	$130,863	$128,166	$402,392	$382,409
Operating expenses	118,312	108,079	344,452	319,752
Operating income	12,551	20,087	57,940	62,657
Depreciation and amortization	11,490	9,028	30,933	26,345
Deferred rent	794	884	2,433	2,653
EBITDA(1)	$24,835	$29,999	$91,306	$91,655

Net income	$3,083	$8,735	$25,560	$26,420

Cash provided by operating activities	$33,468	$31,546	$78,463	$64,838

Cash used in investing activities	$(48,115)	$(24,612)	$(164,670)	$(52,894)

Cash provided by (used in) financing activities	$17,735	$9,271	$75,305	$(756)

(1)

“EBITDA” means earnings before interest, taxes, depreciation, amortization, deferred (non-cash) rent expense, certain other non-cash expenses and non-recurring items such as pre-opening expenses and gains or losses on the termination of interest rate swap agreements (for all periods presented, the only non-cash expenses and non-recurring items were deferred rent, gains and losses on disposal of assets and other income (expense) associated with the interest swap agreement). EBITDA is defined in our senior secured credit facility and in the indenture governing our senior subordinated notes. EBITDA is presented as supplemental disclosure because the calculation of EBITDA is necessary to determine our compliance with certain covenants under these financing agreements and because management believes that it is a widely used measure of operating performance in the gaming industry. EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles) as an indicator of our operating performance, or as an alternative to cash flows generated by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as an indicator of cash flows or a measure of liquidity. All companies do not calculate EBITDA in the same manner. As a result, EBITDA as presented here may not be comparable to the similarly titled measures presented by other companies.

Item 2.  Management Discussion and Analysis of Financial Condition and Results of Operation

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001 and Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

      In the quarter ended September 30, 2002, revenues increased but EBITDA declined compared to the quarter ended September 30, 2001. Net revenues were up 2.1% in the quarter, including increases at the Suncoast, the Gold Coast and the Barbary Coast that were partially offset by a 4.9% decrease at The Orleans. Despite a sluggish economy, table games drop and slot coin-in increased 5.0% and 6.2%, respectively, compared to the previous quarter. However, casino revenues were significantly impacted by lower than historical table games and slots hold percentages. EBITDA was $24.8 million in the quarter compared to $30.0 million in the third quarter of 2001, a decrease of 17.2% due primarily to the low casino hold percentages and an increase in general and administrative expenses, as well as a general increase in all other expenses, as further described below. Operating income was $12.5 million in the quarter, a 37.5% decrease from $20.1 million in the third quarter of 2001 because of the reasons mentioned above as well as an increase of 27.3% in depreciation and amortization expense related to the completion of significant parts of the various expansion and remodeling projects at The Orleans and the Gold Coast.

      In the nine months ended September 30, 2002, revenues were $402.4 million compared to $382.4 million in the prior year, an increase of 5.2%. EBITDA was $91.3 million in the nine-month period compared to $91.7 million in the prior year, a decrease of 0.4% as the increased revenues were offset by an increase in general and administrative expenses and higher costs associated with food and beverage operations. Operating income in the nine months was $57.9 million, a 7.5% decrease compared to prior year operating income of $62.7 million because of the reasons discussed above as well as an increase of 17.4% in depreciation and amortization expense related to the recently-completed expansion and remodeling projects at The Orleans and the Gold Coast.

     Casino.   Casino revenues were $97.3 million in the third quarter of 2002 compared to $96.4 million in the same period in 2001, an increase of 1.0% due to increases at the Suncoast, Gold Coast and Barbary Coast, offset by a 7.8% decrease at The Orleans. Customer wagering volume increased in the period, with table games drop increasing by 5.0% and slot coin-in increasing by 6.2%, but casino revenues were negatively impacted by approximately $4.3 million due to lower than expected hold percentages in table games and slots at our three locals-oriented properties. Year-to-date, casino revenues were $300.6 million compared to $285.1 million in the first nine months of 2001, an increase of 5.5%. Increases at the Suncoast, Gold Coast and Barbary Coast were partially offset by a decrease at The Orleans due, in part, to increased competition, lower than expected casino hold percentages, and construction disruption.

      Casino expenses increased $1.4 million (3.2%) in the third quarter, primarily due to increased promotional costs as well as increased payroll costs resulting from July 2002 pay raises and increased staffing at the Suncoast, Gold Coast and The Orleans related to the opening of additional casino space at the Gold Coast and The Orleans as well as additional table games at the Suncoast. Year-to-date, casino expenses increased $5.3 million (4.1%) primarily due to increases at the Suncoast and the Gold Coast, in line with the increased revenues.

      Food and Beverage.  Food and beverage revenues were $27.7 million in the third quarter of 2002 compared to $26.3 million in 2001, an increase of 5.4%. Food and beverage revenues at The Orleans had been down approximately 7.0% in the first two quarters compared to the first six months of 2001, but increased by 2.7% in the third quarter compared to the 2001 third quarter, reflecting an increase in visitor volume resulting from the opening of 586 new hotel rooms on August 30, 2002. Food and beverage revenues in the third quarter were also higher at the Suncoast and the Gold Coast, but were flat at the Barbary Coast compared to last year. Year-to-date, food and beverage revenues were $83.3 million compared to $79.4 million in the first nine months of 2001, an increase of 4.9% reflecting increases at the Gold Coast and the Suncoast, offset, in part, by a decrease at The Orleans.

      Food and beverage expenses were $20.7 million in the third quarter of 2002 compared to $19.2 million in the third quarter of 2001, an increase of 7.9%, due primarily to the larger new buffet at the Gold Coast which opened in December 2001. Year-to-date, food and beverage expenses were $62.2 million compared to $57.8 million in the first nine months of 2001, an increase of 7.7% due primarily to the new buffet at the Gold Coast. Year-to-date, total meals served in the Gold Coast buffet more than doubled those served in the buffet in the same period in 2001, increasing by 103.8%. Costs in the buffet increased by 146.7% in the nine months ended September 30, 2002 due to increased staffing and more elaborate food offerings in the expanded buffet and an overall increase in direct expenses related to the increase in customers served.

      Hotel.   Hotel room revenues were $9.8 million in the third quarter of 2002 compared to $9.3 million in 2001, an increase of 5.3%. Total occupied rooms increased by 14.7% in the quarter because of the opening of 216 additional rooms at the Suncoast in August 2001 and 586 additional rooms at The Orleans in August 2002. Average room rates declined in the third quarter to $52 from $56 in the third quarter of 2001 because of the sluggish economy and the continuing effects of the events of September 11, 2001. Year-to-date, hotel room revenues were $29.8 million compared to $28.8 million in 2001, an increase of 3.7%. Total occupied rooms increased by 7.6% in the 2002 nine-month period, but average room rates declined to $57 compared to $59 in 2001.

      In the three months ended September 30, 2002, hotel expenses increased by 14.4% due to the additional rooms at the Suncoast and The Orleans. Year-to-date, hotel expenses increased by 8.5%, primarily because the additional rooms at the Suncoast were not open for most of the first nine months of 2001.

      Other.  Other revenues are derived primarily from our bowling, retail, entertainment and leased facilities. In the three months ended September 30, 2002, other revenues were $9.9 million compared to $9.0 million in 2001, an increase of 10.1% due primarily to increased lease revenue at the Barbary Coast and to increased revenues from the Suncoast childcare facility that was closed during the third quarter of 2001. Year-to-date, other revenues were $29.0 million compared to $26.9 million in 2001, an increase of 7.8% due primarily to increased customer volume at the Suncoast.

      General and Administrative.   General and administrative expenses were $28.7 million in the third quarter of 2002 compared to $24.6 million in 2001, an increase of 16.7%, primarily due to increases in payroll and related costs (12.6%), utilities (20.2%), property taxes (28.1%), and insurance costs (92.5%). Payroll and related costs were affected by increased staffing levels at The Orleans and the Gold Coast due to the recent expansions at those properties, as well as third quarter 2002 pay raises and increase in employee health insurance costs of 31.3%. Utilities expenses in the quarter increased by $451,000 (27.8%) at The Orleans and $293,000 (27.0%) at the Gold Coast, respectively, due to the recently completed expansions at those properties and higher utility rates. Property taxes also increased by $333,000 in the quarter because of the expansions. General insurance costs were higher in the quarter as they have been throughout 2002 because of increased premiums that resulted mainly from the events of September 11, 2001. For the nine months ended September 30, 2002, general and administrative expenses were $79.9 million, an increase of 11.8% over 2001 nine-month expenses of $71.5 million primarily due to the increased payroll, utilities, property taxes and insurance costs discussed above.

      Other Income (Expenses).   Despite a lower weighted-average interest rate on our debt, net interest expense was $8.8 million in the third quarter compared to $7.3 million in the third quarter of 2001, an increase of 20.5%. The increase is due to higher aggregate indebtedness related to the construction projects at The Orleans and the Gold Coast. In the nine months ended September 30, 2002, net interest expense was $23.9 million compared to $23.0 million in the first nine months of 2001, an increase of 3.7%. Capitalized interest was $923,000 in the third quarter, compared to $715,000 in the third quarter of 2001 due to ongoing expansion projects at the Gold Coast and The Orleans. Capitalized interest was $2.4 million in the first nine months of 2002 compared to $914,000 in the same period in 2001 also due to the ongoing expansion projects. Other income, including gains and losses on disposal of assets, in the first nine months of 2002 was $2.4 million compared to a loss of $281,000 in the first nine months of 2001. The increase was the result of a $2.7 million gain on an interest rate swap agreement that was terminated in July 2002, partially offset by a $307,000 loss on disposal of equipment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation

Aggregate Indebtedness and Fixed Payment Obligations

      Our total long-term indebtedness (including current maturities) and fixed payment obligations on the land leases for the twelve-month periods ending September 30 are summarized by year below:

	2003	2004	2005	2006	2007	Thereafter
			(dollars in thousands)
Long-Term Indebtedness
Senior subordinated notes	$--	$--	$--	$--	$--	$325,000
Bank credit facility(1)	--	114,500	--	--	--	--
Other	162	177	3	3	3	28
Fixed Payment Obligations for Land Leases
Barbary Coast - land lease	181	190	190	190	190	5,160
Barbary Coast - parking lot	31	--	--	--	--	--
The Orleans - land lease	2,700	2,700	2,700	2,700	2,875	188,636
Suncoast - land lease	2,465	2,525	2,585	2,645	2,705	201,800
Total Indebtedness and Fixed Payment Obligations	$5,539	$120,092	$5,478	$5,538	$5,773	$720,624

(1)	The terms of the senior secured credit facility provide that availability will be reduced on a quarterly basis. See “Liquidity and Capital Resources”.

      For the nine months ended September 30, 2002 we made principal payments of $29.5 million, net of borrowings, on the senior secured credit facility and $148,000 in principal payments on other long-term debt. We have debt service payments due aggregating $162,000 during the next twelve months on other long-term debt obligations. We also have fixed payment obligations under leases due during the next twelve months of $5.4 million. Total remaining fixed payment obligations under leases is $417.8 million. The fixed payment obligations represent payments due under operating lease agreements primarily for land on which three of our properties are located.

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

      The Barbary Coast occupies approximately 1.8 acres at the intersection of Flamingo Road and the Strip and occupies real property that we lease pursuant to a lease dated May 1, 1993. The lease provides for rental payments of $175,000 per year during the initial term of the lease that expires on May 1, 2003. We have exercised the first of two 30-year lease-extension options, with rental payments increasing to $190,000 per year during the first ten years of the renewal period. We have an option to purchase the leased property at any time during the six month period prior to the expiration of the initial term of the lease, provided that certain conditions are met, at a purchase price equal to the greater of $3.5 million or the then appraised value of the real property. Should the landlord desire to sell the real property during the initial term of the lease, we have a right of first refusal. We also lease approximately 2.5 additional acres of real property located adjacent to the Barbary Coast. The lease expires on December 31, 2002. The lease provides for rental payments of $125,000 per annum. We use the 2.5-acre property as a parking lot for our employees and for overflow valet parking. The landlord has the right to terminate the lease upon six months prior notice to us if it requires the use of the property for its own business purposes (which excludes leaving the property vacant or leasing it to third parties prior to January 1, 2003). We are currently negotiating with the landlord to purchase the 2.5 acre parcel prior to the expiration of the lease on December 31, 2002, although we cannot assure you that we will in fact the purchase the property. If we are unable to purchase the parcel and are requested to vacate it, our employees may be required to park at one of our other facilities and ride shuttle buses to the Barbary Coast.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources

      Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $78.5 million in the nine months ended September 30, 2002 and $64.8 million in the nine months ended September 30, 2001.

      Cash used in investing activities in the nine months ended September 30, 2002 and 2001 was $164.7 million and $52.9 million, respectively, and was primarily for capital expenditures.

      Cash provided by financing activities was $75.3 million in the nine months ended September 30, 2002 primarily from the issuance in March 2002 of $100.0 million principal amount of senior subordinated notes. The net proceeds of $103.2 million were used to repay borrowings under our line of credit. In the nine months ended September 30, 2001, cash used in financing activities was $756,000, primarily from repayment of borrowings under our credit facility offset by proceeds from the issuance in February 2001 of $50.0 million principal amount of senior subordinated notes.

      Our primary cash requirements for the next twelve months include the payment of principal and interest on our debt, maintenance capital expenditures, the possible purchase of land adjacent to the Barbary Coast, the completion of the expansion and remodeling project at the Gold Coast, the completion of the special events arena at The Orleans and the expansion of the Suncoast (see Capital Expenditures below). Our anticipated cash flow from operations and availability under the senior secured credit facility may not be sufficient to meet our capital expenditure plans through the first quarter of 2003. We anticipate amending or replacing our credit facility to increase availability and permitted capital expenditures such that operating cash flow and availability under a credit facility will provide sufficient resources to meet our debt and lease payment obligations, budgeted capital expenditure requirements at our hotel-casino properties, including a planned expansion at the Suncoast, and operating needs for the foreseeable future. There is no guarantee that we will be able to amend our credit facility to increase availability and permitted capital expenditures or enter into a new credit facility. If unable to do so, we expect to delay the Suncoast expansion and, to the extent necessary, other capital expenditures.

      In March 1999, the Company issued $175.0 million principal amount of 9.5% senior subordinated notes with interest payable on April 1 and October 1 beginning October 1, 1999 and entered into a $75.0 million senior secured credit facility due 2004 to facilitate a refinancing. Availability under the credit facility was increased to $200.0 million in September 1999, subject to automatic reductions in availability from September 2001 through June 2004, as described below. Coast Casinos is a guarantor of the indebtedness under both of these debt agreements. Borrowings under the credit facility bear interest, at our option, at a premium over the one-, two-, three- or six-month London Interbank Offered Rate (“LIBOR”). The premium varies depending on the Company’s ratio of total debt to EBITDA and can vary between 125 and 250 basis points. As of September 30, 2002, the premium over LIBOR was 2.0% (200 basis points) and the interest rate was 3.82%. For the nine months ended September 30, 2002, the weighted average interest rate for the senior secured credit facility was 3.63%. The Company incurs a commitment fee, payable quarterly in arrears, on the unused portion of the credit facility. This variable fee is currently at a rate of 0.50% per annum times the average unused portion of the facility.

      The availability under the senior secured credit facility has been reduced quarterly since September 30, 2001. On September 30, 2002, total availability was reduced to $167.5 million. As of October 31, 2002, we had $131.0 million outstanding under the credit facility, with $36.5 million of remaining availability. On December 31, 2002, total availability will be reduced to $159.0 million, with additional quarterly reductions in availability of $8.5 million on each of March 31, 2003 and June 30, 2003, and of $11.5 million on each of September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004.

      On February 2, 2001, we issued $50.0 million additional principal amount of senior subordinated notes. The net proceeds of approximately $49.1 million were used to reduce borrowings under our senior secured credit facility. On March 19, 2002, we issued $100.0 million additional principal amount of our senior subordinated notes. The notes were issued at a premium and the net proceeds of approximately $103.2 million were used to reduce borrowings under our senior secured credit facility. As a result, we have additional availability under the credit facility to complete our capital improvement projects as described under “Capital Expenditures” below. The notes that were issued in 2001 and 2002 were issued under the same indenture and have the same terms, interest rate and maturity date as our the $175.0 million principal amount of senior subordinated notes issued in March 1999.

      The loan agreement governing the credit facility contains covenants that, among other things, limit our ability to pay dividends or make advances to Coast Casinos, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets. Additionally, the loan agreement requires that we maintain certain financial ratios with respect to its leverage and fixed charge coverage. The agreement was amended in December 2001 and in March 2002 to increase the amount of certain capital expenditures that may be made. We are also subject to certain covenants associated with the indenture governing our $325.0 million principal amount of senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. At September 30, 2002, we were in compliance with all covenants and required ratios.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation

Capital Expenditures

      In January 2001, we commenced an expansion of The Orleans. The project includes approximately 40,000 square feet of new gaming area and public space, a special-events arena, a 586-room hotel tower, spa and fitness facilities, a 2,600-car parking garage and six additional movie theaters. Through September 30, 2002, we had completed all but the arena, which is expected to be completed April 2003. The project had a budget of $150.0 million, but upgrades to equipment in the special events arena have increased the budget to $154.0 million. We anticipate that fourth quarter 2002 expenditures for the project will total approximately $15.0 million and expenditures to complete the project in 2003 will total approximately $14.5 million. Our senior secured credit facility contains a provision that limits project capital expenditures at The Orleans to $110.0 million after January 1, 2002. The increase in the budget to $154.0 million will cause us to exceed that limitation as we approach completion of the project in 2003. We anticipate amending or replacing our credit facility prior to exceeding the capital expenditure limit. However, we cannot assure you that we will be able to amend or replace our credit facility, and accordingly, we may delay completion of the project.

      In the fourth quarter of 2000, we commenced an expansion and remodel of the Gold Coast. The project was originally designed to include a new, expanded buffet restaurant, a sports bar, an Asian-themed restaurant, an Italian restaurant, 10,000 square feet of additional meeting space, the refurbishing of our standard hotel guest rooms and the redesign of most of the Gold Coast's public areas. In 2001 we expanded the scope of the project to include a 1,300-car parking garage, a larger porte-cochere, a pedestrian bridge to the casino, 20,000 square feet of new gaming area and a new bingo parlor. Through September 30, 2002, we had opened the multi-station buffet, the sports bar, the restaurants, the additional meeting space and the additional gaming space and we had completed the redesigned public areas. After construction of the parking garage began in June 2002, we increased its size from 1,300 parking spaces to approximately 2,000 spaces and elected to build it in three phases to mitigate disruption to customers. In addition, we added a banquet kitchen above the porte-cochere. The increases in scope to the project have increased the estimated cost to approximately $75.5 million. We expect to complete the project by the first quarter of 2003 and to spend approximately $9.0 million in the fourth quarter of 2002 and approximately $6.0 million to complete the project in the first quarter of 2003.

      We plan to commence an expansion of the Suncoast in the first half of 2003 and to complete it in phases through the second half of 2004. The project is still in the conceptual stage and no detailed plans have been developed. The expansion is expected to feature a 70,000 square foot casino addition, including approximately 700 additional slot machines, a poker room, a new sports book, a sports bar, additional table games, a new casino bar, additional basement space, an approximately 1,600-car parking garage and four new restaurants. Based on a cost per square footage estimate, we expect that the cost of the project could range from $60.0 to $70.0 million. We anticipate amending or replacing our senior secured credit facility to fund the expansion. If we cannot amend or replace the credit facility, we will delay the Suncoast expansion until financing is secured.

      In the ordinary course of operating our hotel-casinos, it is necessary to upgrade or replace fixtures and equipment and to make improvements that will extend the life of our physical plants. We anticipate that these maintenance capital expenditures will total approximately $26.0 million in 2002. In the nine months ended September 30, 2002 we had spent $23.3 million for maintenance capital expenditures. In addition, in June 2002 we purchased a 1996 Bombardier CRJ200 jet aircraft. The purchase price of the aircraft was $14.5 million plus the trade-in of our 1980 Hawker-Siddely 700, valued at $3.2 million.

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

  change orders and plan or specification modifications;

  changes and concessions required by governmental or regulatory authorities;

  delays in obtaining or inability to obtain all required licenses, permits and authorizations; and

  disruption of our operations at our hotel-casinos by construction activities.

      We anticipate amending or replacing our senior secured credit facility so that borrowings under that facility, in conjunction with existing cash balances and anticipated cash flow from operations will provide sufficient resources to meet our debt and lease payment obligations, budgeted capital expenditure requirements at our hotel-casino properties and operating needs for the next 12 months. If we are unable to amend or replace our credit facility, we expect to delay the Suncoast expansion and, to the extent necessary, other capital expenditures.

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

      In April 2002, the Financial Accounting Standards Board issued Statement No. 145 ("SFAS 145") "Rescission of FASB Statements Nos. 4, 44 and 64 and Amendment of FASB Statement No. 13." SFAS 145 addresses the presentation for losses on early retirements of debt in the statement of operations. Upon adoption of SFAS 145, the Company might not be allowed to present losses on early retirements of debt as an extraordinary item. Additionally, prior period extraordinary losses may be required to be reclassified to conform to this new presentation.

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

  uncertainties related to the economy;

  uncertainties related to the cost and/or availability of electricity and natural gas;

  the impact on the travel and leisure industry, and Las Vegas in particular, of any terrorist attack or threat of terrorist attack, and of the United States’ response to an attack or threat; and

  uncertainties with respect to verdicts rendered by juries.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk

      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our revolving bank credit facility. Assuming that the amount of our variable rate debt remained constant at $114.5 million during the next twelve months, a hypothetical 1% increase in our variable interest rate would increase our interest expense by $1.1 million. On April 2, 2002, we entered into an interest rate swap agreement with a member of our bank group wherein $100.0 million notional amount of our fixed rate debt was converted to a floating rate. In July 2002 we terminated the swap agreement. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources”.)

      The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the twelve-month period ended September 30,:

	2003	2004	2005		2006	2007	Thereafter	Total	Fair Value(1)
					(dollars in thousands)
LIABILITIES
Short-term debt
Fixed rate	$162	$--		$--	$--	$--	$--	$162	$162
Average interest rate(2)	9.50%	--		--	--	--	--	9.50%	--

Long-term debt
Fixed rate	$--	$177		$3	$3	$3	$325,028	$325,214	$338,813
Average interest rate(2)	--	9.50%		9.50%	9.50%	9.50%	9.50%	9.50%	--
Variable rate	$--	$114,500	$		$--	$--	$--	$114,500	$114,500
Average interest rate(2)	--	3.82%		--	--	--	--	3.82%	--

(1)	The fair values are based on the borrowing rate currently available for debt instruments with similar terms and maturities, and market quotes of our publicly traded debt.
(2)	Based upon contractual interest rates for fixed indebtedness or the LIBOR rate at September 30, 2002 for variable rate indebtedness.

Item 4.  Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives.

      Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in our Exchange Act reports that would be made known to them by others within the Company. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation. Additionally, no significant deficiencies or material weaknesses in such internal controls requiring corrective actions were identified.

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

                The following are filed as exhibits to this Quarterly Report on Form 10-Q:

99.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002	COAST HOTELS AND CASINOS, INC., a Nevada corporation
	By:	/s/ Gage Parrish
Gage Parrish
Vice President and Chief Financial Officer

CERTIFICATIONS

I, Michael J. Gaughan, certify that:

  I have reviewed this quarterly report on Form 10-Q of Coast Hotels and Casinos, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Michael J. Gaughan
Michael J. Gaughan Chairman of the Board and Chief Executive Officer

I, Gage Parrish, certify that:

  I have reviewed this quarterly report on Form 10-Q of Coast Hotels and Casinos, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Gage Parrish
Gage Parrish Vice President and Chief Financial Officer