Form 10-Q
period 2003-09-30
COAST HOTELS & CASINOS INC
filed 2003-11-13
CIK 1013559

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2003
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

        Shares of Common Stock outstanding as of November 13, 2003: 1,000

Part I — FINANCIAL INFORMATION

Item 1.  Financial Statements

COAST HOTELS AND CASINOS, INC.
(A Wholly Owned Subsidiary of Coast Casinos, Inc.)
CONDENSED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30, 2003	December 31, 2002
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,601	$37,520
Accounts receivable, net	6,058	7,442
Due from Coast Casinos, Inc.	--	6,225
Other current assets	22,537	18,974

TOTAL CURRENT ASSETS	80,196	70,161
PROPERTY AND EQUIPMENT, net	742,050	712,244
OTHER ASSETS	10,565	8,087
Due from Coast Casinos, Inc.	10,324	--

	$843,135	$790,492

LIABILITIES AND
STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,061	$15,327
Accrued liabilities	54,603	47,332
Construction accounts payable	96	12,645
Current portion of long-term debt	1,017	17,162

TOTAL CURRENT LIABILITIES	70,777	92,466
LONG-TERM DEBT, less current portion	484,079	448,624
DEFERRED INCOME TAXES	33,697	29,972
DEFERRED RENT	29,434	27,096

TOTAL LIABILITIES	617,987	598,158

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
Common stock, $1.00 par value, 25,000 shares authorized,
1,000 shares issued and outstanding	1	1
Additional paid-in capital	86,903	86,903
Retained earnings	138,244	105,430

TOTAL STOCKHOLDER'S EQUITY	225,148	192,334

	$843,135	$790,492

The accompanying notes are an integral part of these condensed financial statements.

COAST HOTELS AND CASINOS, INC.
(A Wholly Owned Subsidiary of Coast Casinos, Inc.)
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Nine months ended September 30, 2003 and 2002
(amounts in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
OPERATING REVENUES:
Casino	$106,406	$97,322	$319,526	$300,627
Food and beverage	28,733	27,704	85,626	83,266
Hotel	13,126	9,797	39,249	29,840
Other	12,806	9,920	34,198	29,034

GROSS OPERATING REVENUES	161,071	144,743	478,599	442,767
Less: promotional allowances	(13,058)	(13,880)	(39,043)	(40,375)

NET OPERATING REVENUES	148,013	130,863	439,556	402,392

OPERATING EXPENSES:
Casino	44,310	45,080	129,871	134,964
Food and beverage	21,433	20,697	63,731	62,238
Hotel	5,493	4,472	15,853	12,546
Other	11,633	7,079	29,749	21,441
General and administrative	28,375	27,345	80,481	75,882
Land leases	1,342	1,355	4,022	4,015
Deferred rent	779	794	2,338	2,433
Depreciation and amortization	12,611	11,490	36,174	30,933

TOTAL OPERATING EXPENSES	125,976	118,312	362,219	344,452

OPERATING INCOME	22,037	12,551	77,337	57,940

OTHER INCOME (EXPENSES):
Interest expense, net	(9,279)	(8,830)	(27,948)	(23,866)
Interest capitalized	25	923	1,244	2,368
Other income (expense)	98	(68)	(117)	2,430
Loss on early retirement of debt	(419)	--	(419)	--

TOTAL OTHER INCOME (EXPENSES)	(9,575)	(7,975)	(27,240)	(19,068)

INCOME BEFORE INCOME TAXES	12,462	4,576	50,097	38,872
Income tax provision	4,277	1,493	17,283	13,312

NET INCOME	$8,185	$3,083	$32,814	$25,560

The accompanying notes are an integral part of these condensed financial statements.

COAST HOTELS AND CASINOS, INC.
(A Wholly Owned Subsidiary of Coast Casinos, Inc.)
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine months ended September 30, 2003 and 2002
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,814	$25,560

ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	36,174	30,933
Net amortization of debt offering costs and original issue premium	668	1,123
Loss on early retirement of debt	419	--
Loss on disposals of assets	117	307
Deferred income taxes	3,708	7,409
Deferred rent	2,338	2,433
Changes in assets and liabilities:
Net increase in accounts receivable and other assets	(2,220)	(2,900)
Net increase in accounts payable and accrued liabilities	7,005	13,598

TOTAL ADJUSTMENTS	48,209	52,903

NET CASH PROVIDED BY OPERATING ACTIVITIES	81,023	78,463

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of amounts in construction accounts payable	(79,343)	(165,638)
Proceeds from sale of assets	728	968

NET CASH USED IN INVESTING ACTIVITIES	(78,615)	(164,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, including original issue
premium, net of financing costs	17,820	103,191
Principal payments on long-term debt	(175)	(148)
Proceeds from borrowings under bank lines of credit, net
of issuance costs	171,626	89,000
Repayments of borrowings under bank lines of credit	(173,500)	(118,500)
(Increase) decrease in due from Coast Casinos, Inc.	(4,098)	1,762

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,673	75,305

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,081	(10,902)
CASH AND CASH EQUIVALENTS, at beginning of period	37,520	43,347

CASH AND CASH EQUIVALENTS, at end of period	$51,601	$32,445

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

COAST HOTELS AND CASINOS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 2 — LONG-TERM DEBT

        Long-term debt consists of the following as of September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002

	(in thousands)
9.5% senior subordinated notes due April 2009, with interest payable
semi-annually on April 1 and October 1, including unamortized original issue premium of $3,882 in 2003 and $4,412 in 2002	$328,882	$329,412

Senior secured credit facility - $225.0 million revolving line of
credit due September 2008, collateralized by substantially all of the assets of Coast Hotels and Casinos, Inc.	63,000	--

Senior secured credit facility - $75.0 million term loan due September 2008, collateralized by substantially all of the assets of Coast Hotels and Casinos, Inc.	75,000	--

Senior secured credit facility due September 2004, collateralized by substantially all of the assets of Coast Hotels and Casinos, Inc.	--	136,000

Variable-rate note due March 2009, collateralized by 1996 Canadair Challenger aircraft	18,000	--

Other notes payable	214	374

	485,096	465,786
Less: current portion	1,017	17,162

	$484,079	$448,624

        In March 1999, the Company issued $175.0 million principal amount of 9.5% senior subordinated notes with interest payable on April 1 and October 1 of each year through their maturity in March 2009. On February 2, 2001, the Company issued an additional $50.0 million principal amount of senior subordinated notes. The net proceeds of approximately $49.1 million were used to reduce borrowings under its senior secured credit facility. On March 19, 2002 the Company issued an additional $100.0 million principal amount of senior subordinated notes. The notes were issued at a $5.0 million premium to par value and the net proceeds of approximately $103.2 million were used to reduce borrowings under the senior secured credit facility. The notes issued in 2001 and 2002 were issued under the same indenture and have the same terms, interest rate and maturity date as the $175.0 million principal amount of senior subordinated notes issued in 1999.

        In February 2003, the Company borrowed $18.0 million under a secured loan agreement, collateralized by a Company-owned aircraft. The proceeds were used to reduce borrowings under the then existing credit facility. The loan bears interest at a premium of 2.25% over the 30-day London Interbank Offered Rate (“LIBOR”), which is adjusted monthly. As of September 30, 2003, the interest rate was 3.36%, and for the nine months ended September 30, 2003, the weighted average interest rate was 3.48%. Payments of interest only are required during the first twelve months. Commencing on March 28, 2004, the Company will be required to make monthly principal payments of $120,000 plus interest on the unpaid balance. A balloon payment of the remaining principal balance is due in February 2009.

COAST HOTELS AND CASINOS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 2 — LONG-TERM DEBT (continued)

        In September 2003, the Company replaced its senior secured revolving credit facility due September 2004 with a $300.0 million senior secured credit facility due September 2008, comprised of a $225.0 million revolving credit facility and a $75.0 million term loan. Subject to the satisfaction of certain conditions, the Company may increase the commitments under the senior secured credit facility by up to $50.0 million. Coast Casinos is a full and unconditional guarantor of the indebtedness under the senior secured credit facility and of the senior subordinated notes. Borrowings under the senior secured credit facility bear interest, selected at the Company’s option, at a premium over a base rate or the one-, two-, three- or six-month Eurodollar Rate (“Eurodollar”). The premium varies depending on a certain financial ratio and can vary, if determined by reference to the base rate, between 0.5% and 1.25% and, if determined by reference to Eurodollar, between 1.75% and 2.5%. As of September 30, 2003, using the one-month Eurodollar option, the premium over Eurodollar was 2.25% and the interest rate was 3.37%. For the nine months ended September 30, 2003, the weighted average interest rate for the senior secured credit facility (including the indebtedness replaced thereby) was 3.44%. The Company incurs a commitment fee, payable quarterly in arrears, on the unused portion of the senior secured credit facility. This fee varies depending on a certain financial ratio and can vary between 0.375% and 0.5% per annum. As of September 30, 2003, the fee was 0.5% per annum times the average unused portion of the facility.

        In accordance with the terms of the senior secured credit facility, commencing on December 31, 2005 and each quarter thereafter, the Company is required to repay the $75.0 million term loan in an amount equal to 8.3333% of the principal amount of the term loan then outstanding. Advances under the senior secured credit facility may be used for working capital, general corporate purposes, and certain improvements to existing properties. As of September 30, 2003, all of the $75.0 million term loan was outstanding and $63.0 million was drawn on the $225.0 million revolving line of credit with $161.3 million of availability remaining (net of letters of credit of approximately $700,000).

        The credit agreement governing the senior secured credit facility contains covenants that, among other things, limit the ability of the Company to pay dividends or make advances to Coast Casinos, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets of the Company. Additionally, the credit agreement requires that the Company maintain certain financial ratios with respect to its leverage and fixed charge coverage. The Company is also subject to certain covenants associated with the indenture governing the senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. Management believes that, at September 30, 2003, the Company was in compliance with all covenants and required ratios.

COAST HOTELS AND CASINOS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 – PROMOTIONAL ALLOWANCES

        The retail value of hotel accommodations and food and beverage items provided to customers without charge is included in gross revenues and then deducted as promotional allowances, to arrive at net revenues. The following is a breakdown of these complimentary revenues for the three months and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Complimentary revenues:
Food and beverage	$10,392	$10,976	$31,123	$32,429
Hotel	1,783	1,697	5,218	5,056
Other	883	1,207	2,702	2,890

Promotional allowances	$13,058	$13,880	$39,043	$40,375

The estimated cost of providing these complimentary services is as follows for the three months and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Food and beverage	$10,211	$11,363	$30,423	$32,929
Hotel	605	770	1,777	2,156
Other	353	571	1,062	1,138

	$11,169	$12,704	$33,262	$36,223

The cost of promotional allowances has been allocated to expense as follows for the three months and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Casino	$10,357	$11,944	$30,725	$33,722
General and administrative	812	760	2,537	2,501

	$11,169	$12,704	$33,262	$36,223

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

        We believe that the following critical accounting policies affect significant judgments and estimates used in the preparation of our financial statements:

o	We recognize revenue as net wins and losses occur in our casinos, upon the occupancy of our hotel rooms, upon the delivery of food, beverage and other services, and upon performance for entertainment revenue. Wagers received on all sporting events are recorded as a liability until the final outcome of the event when the payoffs, if any, can be determined. We record cash discounts and certain other cash incentives related to gaming play be recorded as a reduction to gross casino revenues in accordance with Emerging Issues Task Force Issue 00-22 (the “Issue”).

o	We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

o	We maintain accruals for health and workers compensation self-insurance and slot club point redemption, which are classified as accrued liabilities in the balance sheets. We determine the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals. If such information indicates that the accruals are overstated or understated, we will adjust the assumptions utilized in the methodologies and reduce or provide for additional accruals as appropriate.

o	We are subject to various claims and legal actions in the ordinary course of business. Some of these matters include personal injuries to customers and damage to customers’personal assets. We estimate guest claims and accrue for such liability based on historical experience in accrued liabilities in the balance sheets to the extent such claims are not covered under our existing insurance policies.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               (continued)

Critical Accounting Policies and Estimates (continued)

o	At September 30, 2003, we had net property and equipment of $742.1 million, representing 88.0% of our total assets. We depreciate the property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, property developments, new competition and new regulations, could result in a change in the manner in which we are using certain assets, requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, if events and circumstances warrant such an assessment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

o	We have entered into lease agreements where the rental payments increase on an annual basis. We recognize the related rent expense on the straight-line method over the term of the agreements. Deferred rent is recorded to reflect the excess of rent expense over cash payments since the inception of the leases.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding our results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Net operating revenues	$148,013	$130,863	$439,556	$402,392
Operating expenses	125,976	118,312	362,219	344,452

Operating income	$22,037	$12,551	$77,337	$57,940

Net income	$8,185	$3,083	$32,814	$25,560

Cash provided by operating activities	$31,847	$33,468	$81,023	$78,463

Cash used in investing activities	$(10,625)	$(48,115)	$(78,615)	$(164,670)

Cash provided by (used in) financing activities	$(6,910)	$17,735	$11,673	$(75,305)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
              (continued)

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002 and Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

        In the three months and nine months ended September 30, 2003, we experienced increases in revenues, operating income and net income. The increases were primarily due to improved revenues at The Orleans where customer visitation was up as a result of the 586 new hotel rooms, additional casino space and other amenities added in the August 2002 expansion. The elimination of construction disruption also improved access for customers, contributing to the improved operating results.

        In the three months ended September 30, 2003, net revenues were $148.0 million compared to $130.9 million in the third quarter of 2002, an increase of 13.1% due primarily to a 25.6% increase at The Orleans for the reasons described above. Net revenues at the Suncoast, Gold Coast and Barbary Coast also improved in the quarter, primarily due to higher table games win percentages and increased slot machine play compared to the third quarter of 2002. In the nine months ended September 30, 2003, net revenues were $439.6 million compared to $402.4 million in 2002, an increase of 9.2%. A 21.4% increase in revenues at The Orleans contributed to most of the improvement, but revenues at the Suncoast, Gold Coast and Barbary Coast also improved in the nine months, primarily due to increased slot machine play.

        Operating income was $22.0 million in the three months ended September 30, 2003 compared to $12.6 million in the same period in 2002, an increase of 75.6%. Operating income increased at The Orleans by 78.8% in the quarter due to the increases in revenues described above and by 44.4% at the Suncoast primarily due to increased revenues and lower promotional expenses. Operating income in the quarter also improved at the Gold Coast and the Barbary Coast due to the increased revenues described above. In the nine months ended September 30, 2003, operating income was $77.3 million compared to $57.9 million in 2002, an increase of 33.5%. Most of the improvement in the nine months is attributable to the increase in revenues at The Orleans. Operating income at the Suncoast improved 18.4% year-to-date, due primarily to the higher revenues described above and reduced spending on promotions. Operating income at the Gold Coast and the Barbary Coast also improved in the nine months ended September 30, 2003 due to improved revenues.

        Casino.       Casino revenues were $106.4 million in the three months ended September 30, 2003 compared to $97.3 million in the same period in 2002, an increase of 9.3%. Casino revenues at The Orleans increased 16.6% in the third quarter of 2003 due to improved customer traffic related to the completion of the recent expansion project. Third quarter casino revenues at the Suncoast, Gold Coast and Barbary Coast also improved 6.3%, 4.5% and 6.4%, respectively, due to higher table games win percentages and increased slot machine play.

         The increase in casino revenues combined with a decrease in casino operating expenses contributed to a 58.4% casino operating margin in the quarter compared to 53.7% in the third quarter of 2002. Casino expenses increased at The Orleans in line with the increased customer traffic discussed above, but decreased at our other three hotel-casinos due to reduced spending on promotions.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
              (continued)

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002 and Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002 (continued)

        Casino (continued). In the nine months ended September 30, 2003, casino revenues were $319.5 million compared to $300.6 million in 2002, an increase of 6.3%. Casino revenues at The Orleans increased 13.7% in the first nine months of 2003 due to improved customer traffic related to the completion of the recent expansion project. Casino revenues in the nine months were up 2.0% at the Suncoast and the Gold Coast and 6.0% at the Barbary Coast due to the increased slot machine play discussed above. Casino expenses were lower at all four of our hotel-casinos, resulting in a combined decrease of 3.8% in the nine months ended September 30, 2003, contributing to an improved casino operating margin of 59.4% compared to 55.1% in the first nine months of 2002. The lower casino expenses were primarily due to a company-wide effort to reduce promotional spending.

        Food and Beverage. Food and beverage revenues were $28.7 million in the third quarter of 2003 compared to $27.7 million in 2002, an increase of 3.7%. Food and beverage revenues were higher in the quarter at all four of our hotel-casinos, but most of the increase was attributable to The Orleans and the Suncoast due to higher customer volume. Food and beverage expenses increased 3.6% in the quarter, contributing to a food and beverage operating margin of 25.4% compared to 25.3% in the third quarter of 2002.

        In the nine months ended September 30, 2003, food and beverage revenues were $85.6 million, an increase of 2.8% over revenues of $83.3 million in the first nine months of 2002. Most of the improvement was due to an increase of 8.3% at The Orleans, which was partially offset by a 3.2% decrease at the Suncoast, primarily in its buffet, which was affected by aggressive promotions by competitors. Food and beverage expenses increased 2.4% in the first nine months of 2003, primarily due to the increased customer volume at The Orleans. The food and beverage operating margin improved to 25.6% in the first nine months of 2003 compared to 25.3% in 2002.

        Hotel.        Hotel revenues were $13.1 million in the third quarter of 2003 compared to $9.8 million in 2002, an increase of 34.0%. The increase was primarily due to the opening in August 2002 of 586 new rooms at The Orleans. With the additional room nights available at The Orleans in the quarter, an increase of approximately 32,000 occupied rooms contributed to a 53.9% increase in rooms revenues. The percentage of rooms occupied at The Orleans improved to 89.6% in the quarter compared to 86.9% in the third quarter of 2002 and the average daily room rate improved by $3.00. Room revenues at the Suncoast and the Gold Coast also increased in the quarter due to a higher percentage of rooms occupied and a higher average daily room rate. Room revenues at the Barbary Coast were relatively flat in the quarter, with a slightly higher room rate offset by a slightly lower occupancy rate. Hotel expenses in the quarter were $5.5 million compared to $4.5 million in 2002, an increase of 22.2%, in line with the overall increase in hotel revenues.

        In the nine months ended September 30, 2003, hotel revenues were $39.2 million compared to $29.8 million in 2002, an increase of 31.5%, primarily due to the new hotel rooms at The Orleans. Year-to-date, hotel revenues at The Orleans were up 60.0% compared to the first nine months of 2002. Year-to-date, hotel revenues at the Suncoast, the Gold Coast and the Barbary Coast were up by 7.9%, 10.1% and 3.0%, respectively. Hotel expenses in the first nine months of 2003 were $15.9 million compared to $12.5 million in 2002, an increase of 26.4%, in line with the overall increase in hotel revenues.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
              (continued)

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002 and Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002 (continued)

        Other.       Other revenues are derived primarily from bowling, retail, entertainment and leased facilities. In the quarter ended September 30, 2003, other revenues were $12.8 million compared to $9.9 million in 2002, an increase of 29.1%, primarily due to a 63.3% increase at The Orleans. The arena at The Orleans, which opened in May 2003, contributed $2.7 million in revenues in the quarter from concerts and sporting events. Other revenues at the Suncoast, the Gold Coast and the Barbary Coast were flat compared to the prior year. Other expenses in the quarter increased by $4.6 million (64.3%), primarily due to the arena at The Orleans. Year-to-date, other revenues were $34.2 million compared to $29.0 million in the first nine months of 2002, an increase of 17.8% primarily due to the arena at The Orleans. Other expenses increased year-to-date by $8.3 million (38.7%), due to costs related to the arena.

        General and Administrative. General and administrative expenses were $28.4 million in the third quarter of 2003 compared to $27.3 million in 2002, an increase of 3.8%, primarily due to increases in payroll and related costs and property taxes. Payroll and related costs were affected by increased staffing levels at The Orleans due to the recent expansion at that property. Property taxes were higher due to the expansions at The Orleans and the Gold Coast. Year-to-date, general and administrative expenses were $80.5 million compared to $75.9 million in the first nine months of 2002, an increase of 6.1%, also due primarily to the increased payroll, payroll related costs and property taxes described above, as well as to increased utilities expenses related to the expansion at The Orleans.

        Depreciation and Amortization. Depreciation and amortization expense was $12.6 million in the third quarter of 2003 compared to $11.5 million in 2002, an increase of 9.7% due to the depreciation of completed expansion and remodeling projects at The Orleans and the Gold Coast. In the nine months ended September 30, 2003, depreciation and amortization expense was $36.2 million compared to $30.9 million in 2002, an increase of 16.9%, also due to the reasons described above.

        Other Income (Expenses). Net interest expense was $9.3 million in the third quarter of 2003 compared to $8.8 million in 2002, an increase of 5.1% due primarily to higher aggregate indebtedness related to the completed expansion and remodeling projects at The Orleans and the Gold Coast. In the nine months ended September 30, 2003, net interest expense was $27.9 million compared to $23.9 million in the first nine months of 2002, an increase of 17.1% due to the higher aggregate indebtedness described above. Capitalized interest was $25,000 in the third quarter compared to $923,000 in the third quarter of 2002. The decrease was due to the completion prior to the third quarter of the expansion and remodeling projects at The Orleans and the Gold Coast. Capitalized interest was $1.2 million in the first nine months of 2003 compared to $2.4 million in the same period in 2002. Unamortized costs of $419,000 related to our bank credit facility were written off in the third quarter of 2003 due to the replacement of that facility with a new one. Year-to-date, other loss is $117,000, which represents a net loss on disposal of equipment, compared to other income of $2.4 million in 2002. The prior year income represented a gain of $2.7 million on the cancellation of an interest rate swap agreement, offset by a loss of $300,000 on the disposal of equipment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
              (continued)

Aggregate Indebtedness and Fixed Payment Obligations

        Our total long-term indebtedness (including current maturities) and fixed payment obligations on the land leases for the twelve-month periods ending September 30 are summarized by year below:

	2004	2005	2006	2007	2008	Thereafter	Total
Long-Term Indebtedness
Senior subordinated notes	$--	$--	$--	$--	$--	$325,000	$325,000
Bank credit facility	--	--	22,045	15,565	100,390	--	138,000
Secured aircraft loan	840	1,440	1,440	1,440	1,440	11,400	18,000
Other	177	3	3	3	3	25	214

Fixed Payment Obligations for Land Leases
Barbary Coast - land lease	190	190	190	190	190	4,965	5,915
The Orleans - land lease	2,700	2,700	2,875	3,000	3,000	190,560	204,835
Suncoast - land lease	2,525	2,585	2,645	2,705	2,765	199,035	212,260

Total Indebtedness and
Fixed Payment Obligations	$6,432	$6,918	$29,198	$22,903	$107,788	$730,985	$904,224

        The Orleans occupies a portion of an approximately 80-acre site located on West Tropicana Avenue, about one mile south of the Gold Coast. We lease the real property under a ground lease entered into by Coast Hotels and the Tiberti Company, a Nevada general partnership of which J. Tito Tiberti, a director of both Coast Hotels and Coast Casinos, is managing partner. The lease had an effective commencement date of October 1, 1995, an initial term of 50 years, and includes an option, exercisable by us, to extend the initial term for an additional 25 years. The lease provides for monthly rental payments of $225,000 per month through February 2006 and $250,000 per month during the 60-month period thereafter. In March 2011, annual rental payments will increase on a compounding basis at a rate of 3.0% per annum. In addition, we have been granted an option to purchase the real property during the two-year period commencing in February 2016. The lease provides that the purchase price will be the fair market value of the real property at the time we exercise the option, provided that the purchase price will not be less than 10 times, nor more than 12 times, annual rent at such time.

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

Liquidity and Capital Resources

        Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $81.0 million in the nine months ended September 30, 2003, compared to $78.5 million in the same period in 2002.

        Cash used in investing activities was primarily for capital expenditures and was $78.6 million in the first nine months of 2003, compared to $164.7 million in 2002. In the first nine months of 2003, cash used for capital expenditures was $79.3 million, including $38.3 million for the expansion projects at The Orleans and the Gold Coast, $18.1 million for the purchase of land at the Barbary Coast, $2.2 million for the completion of luxury suites at the Suncoast, approximately $500,000 for design work on a proposed hotel-casino project, the “South Coast,” $1.2 million for capitalized interest and approximately $19.0 million for maintenance capital expenditures. In the first nine months of 2002, cash used for capital expenditures was primarily for the expansion projects at The Orleans and the Gold Coast.

        Cash provided by financing activities was $11.7 million in the nine months ended September 30, 2003, primarily from $17.8 million in net proceeds from the financing of our aircraft and $171.6 million in proceeds from borrowings under the senior secured credit facility, net of issuance costs, offset by $173.5 million in repayments of borrowings under the credit facility. In the first nine months of 2002, cash provided by financing activities was $75.3 million, primarily from $103.2 million in net proceeds from the issuance of long-term debt and $89.0 million of proceeds from borrowings under the senior secured credit facility, offset, in part, by $118.5 million in repayments of borrowings under the credit facility.

        In March 1999, we issued $175.0 million principal amount of 9.5% senior subordinated notes due in 2009 with interest payable on April 1 and October 1 of each year through their maturity in March 2009. On February 2, 2001, we issued an additional $50.0 million principal amount of senior subordinated notes. The net proceeds of approximately $49.1 million were used to reduce borrowings under our then existing credit facility. On March 19, 2002, we issued an additional $100.0 million principal amount of our senior subordinated notes. The notes were issued at a premium and the net proceeds of $103.2 million were used to reduce borrowings under our then existing credit facility. The notes issued in 2001 and 2002 were issued under the same indenture and have the same terms, interest rate and maturity date as our original $175.0 million principal amount of senior subordinated notes issued in 1999.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
              (continued)

Liquidity and Capital Resources (continued)

        In February 2003, we borrowed $18.0 million under a secured loan agreement, collateralized by our Canadair Challenger aircraft. The proceeds were used to reduce borrowings under the then existing credit facility. The loan bears interest at a premium of 2.25% over the 30-day London Interbank Offered Rate (“LIBOR”), which is adjusted monthly. As of September 30, 2003, the interest rate was 3.36%, and for the nine months ended September 30, 2003, the weighted average interest rate was 3.48%. Payments of interest only are required during the first twelve months. Commencing on March 28, 2004, we will be required to make monthly principal payments of $120,000 plus interest on the unpaid balance. A balloon payment of the remaining principal balance is due in February 2009.

        In September 2003, we replaced our existing credit facility with a $300.0 million senior secured credit facility due September 2008, represented by a $225.0 million revolving credit facility and a $75.0 million term loan. Subject to the satisfaction of certain conditions, we may increase the commitments under the senior secured credit facility by up to $50.0 million. Coast Casinos is a full and unconditional guarantor of the indebtedness under both of these debt agreements. Borrowings under the senior secured credit facility bear interest, selected monthly at our option, at a premium over the base rate or the one-, two-, three- or six-month Eurodollar Rate (“Eurodollar”). The premium varies depending on a certain financial ratio and can vary, if determined by reference to the base rate, between 0.5% and 1.25% and, if determined by reference to Eurodollar, between 1.75% and 2.5%. As of September 30, 2003, using the one-month Eurodollar option, the premium over Eurodollar was 2.25% and the interest rate was 3.37%. For the nine months ended September 30, 2003, the weighted average interest rate for the senior secured credit facility (including the indebtedness replaced thereby was 3.44%. We incur a commitment fee, payable quarterly in arrears, on the unused portion of the senior secured credit facility. This fee varies depending on a certain financial ratio and can vary between 0.375% and 0.5% per annum. As of September 30, 2003, the fee was 0.5% per annum times the average unused portion of the facility.

        In accordance with the terms of the senior secured credit facility, commencing on December 31, 2005 and each quarter thereafter, the Company is required to repay the $75.0 million term loan in an amount equal to 8.3333% of the principal amount of the term loan then outstanding. Advances under the senior secured credit facility may be used for working capital, general corporate purposes, and certain improvements to existing properties. As of September 30, 2003, all of the $75.0 million term loan was outstanding and $63.0 million was drawn on the $225.0 million revolving line of credit with $161.3 million of availability remaining (net of letters of credit of approximately $700,000).

        The credit agreement governing the senior secured credit facility contains covenants that, among other things, limit our ability to pay dividends or make advances to Coast Casinos, to make certain capital expenditures, to repay certain existing indebtedness, to incur additional indebtedness or to sell material assets. Additionally, the credit agreement requires that we maintain certain financial ratios with respect to leverage and fixed charge coverage. We are also subject to certain covenants associated with the indenture governing our senior subordinated notes, including, in part, limitations on certain restricted payments, the incurrence of additional indebtedness and asset sales. At September 30, 2003, we were in compliance with all covenants and required ratios.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
              (continued)

Capital Expenditures

        In January 2001, we commenced an expansion of The Orleans. The expansion project included a special-events arena, a 586-room hotel tower, a 2,600-car parking garage, six additional movie theaters, two restaurants, an Irish pub and approximately 40,000 square feet of new gaming area and public space. The expansion project was completed in the third quarter of 2003 for a total cost of $165.8 million. In the fourth quarter of 2000, we commenced an expansion and remodel of the Gold Coast. The project included a new, expanded buffet restaurant, a sports bar, an Asian-themed restaurant, an Italian restaurant, 10,000 square feet of additional meeting space, an additional approximately 20,000 square feet of slot and table games area, a new bingo room, an expanded porte-cochere and a parking garage. The expansion and remodel project was completed in the second quarter of 2003 at a total cost of $72.9 million.

        In the fourth quarter of 2001 and the first quarter of 2002, we purchased land totaling approximately 60 acres for possible future development. The land is located in a gaming enterprise district on Las Vegas Boulevard South, adjacent to Interstate 15 and approximately six miles south of Tropicana Avenue. Subject to market conditions, availability of financing and receipt of required governmental approvals, we intend to develop a hotel-casino, the “South Coast,” on the site. We are currently developing plans for the project and anticipate beginning construction of the hotel-casino in the first half of 2004 and opening in the second half of 2005. There are no assurances that we will actually develop the project in the anticipated time frame or at all.

        In July 2003, the Board of Directors approved the development and construction of additional hotel rooms at The Orleans. Preliminary plans are for 461 rooms with an estimated project cost of $36.0 million. Subject to the completion of plans and obtaining necessary permits, we anticipate starting construction of the hotel tower in the first quarter of 2004. There are no assurances that we will actually develop the project in the anticipated time frame or at all.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
              (continued)

Other Matters

        In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At September 30, 2003, we do not have any outstanding guarantees and accordingly the adoption of FIN 45 did not have a material impact on our financial position, results of operations or cash flows.

        In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for VIEs. We have reviewed our major relationships and our overall economic interests with other companies consisting of related parties and other suppliers to determine the extent of our variable economic interest in these parties. The adoption of FIN 46 did not have a material impact on our financial position, results of operations or cash flows.

        In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). As the Company’s equity securities are not publicly traded, the Company is a nonpublic entity as defined by SFAS 150, this pronouncement will be effective at the beginning of the first interim period beginning after December 15, 2003. The adoption of SFAS 150 will not have a material impact on our financial position, results of operations or cash flows as the Company currently does not have any such financial instruments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
              (continued)

Certain Forward-Looking Statements

        This Form 10-Q includes “forward-looking statements” within the meaning of the securities laws. All statements regarding our expected financial position, business strategies and financing plans under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and elsewhere in this Form 10-Q are forward-looking statements. In addition, in those and other portions of this Form 10-Q, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to Coast Hotels or its management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, and have based these expectations on our beliefs as well as assumptions we have made, such expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from such expectations are disclosed in this Form 10-Q, including, without limitation, the following factors:

o	increased competition, both in Nevada and other states, including increased competition from California Native American gaming;

o	dependence on the Las Vegas area and Southern California for a majority of our customers;

o	substantial leverage and uncertainty that we will be able to service our debt;

o	uncertainties associated with construction projects, including the related disruption of operations and the availability of financing, if necessary;

o	changes in laws or regulations, third party relations and approvals, decisions of courts, regulators and governmental bodies;

o	uncertainties related to the economy;

o	uncertainties related to the effects of possible future terrorist activities; and

o	uncertainties related to the effects of international hostilities affecting the United States.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our revolving bank credit facility. Assuming that the amount of our variable rate debt remained constant at $154.0 million during the next twelve months, a hypothetical 1% increase in our variable interest rate would increase our annual interest expense by $1.5 million. As of September 30, 2003, we did not have any investments in derivative- or foreign currency-based financial instruments.

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the twelve-month period ended September 30,:

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value (1)

	(dollars in thousands)
LIABILITIES
Short-term debt
Fixed rate	$177	$--	$--	$--	$--	$--	$177	$177
Average interest rate(2)	9.50%	--	--	--	--	--	9.50%	--
Variable rate	$840	$--	$--	$--	$--	$--	$840	$840
Average interest rate(2)	3.36%	--	--	--	--	--	3.36%	--
Long-term debt
Fixed rate	$--	$3	$3	$3	$3	$325,025	$325,037	$347,787
Average interest	--	9.50%	9.50%	9.50%	9.50%	9.50%	9.50%	--
Variable rate	$--	$1,440	$23,485	$17,005	$101,830	$11,400	$155,160	$155,160
Average interest rate(2)	--	3.37%	3.37%	3.37%	3.37%	3.37%	3.37%	--

(1)	The fair values are based on the borrowing rate currently available for debt instruments with similar terms and maturities, and market quotes of our publicly traded debt.

(2)	Based upon contractual interest rates for fixed rate indebtedness. Based upon the Eurodollar rate plus a premium of 2.25% at September 30, 2003, or the LIBOR rate plus a premium of 2.25% at September 30, 2003 for variable rate indebtedness.

Item 4. Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management's control objectives.

        As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the foregoing, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective within the reasonable assurance threshold described above. There have been no significant changes in our internal controls (including our internal controls over financial reporting) or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation and no significant deficiencies or material weaknesses in such internal controls requiring corrective actions were identified.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        Not applicable.

Item 2. Changes in Securities.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits.

        The following are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibit
10.34	Amended and Restated Credit Agreement, dated as of September 26, 2003 by and among Coast Hotels and Casinos, Inc., Wells Fargo Bank, National Association and Deutsche Bank Trust Company Americas, as Co-Syndication Agents, Bank of Scotland, as Documentation Agent, The CIT Group/Equipment Financing, Inc., as Co-Agent, the lenders from time to time parties thereto and Bank of America, N.A., as Administrative Agent. (1)

10.35	Amended and Restated Security Agreement of Coast Hotels and Casinos, Inc., dated as of September 26, 2003, by Coast Hotels and Casinos, Inc., in favor of Bank of America, N.A., as Administrative Agent under the Credit Agreement and in favor of each of the lenders named therein. (1)

10.36	Amended and Restated Security Agreement of Coast Casinos, Inc., dated as of September 26, 2003, by Coast Casinos, Inc., in favor of Bank of America, N.A., as Administrative Agent under the Credit Agreement and in favor of each of the lenders named therein. (1)

10.37	Amended and Restated Guaranty, dated as of September 26, 2003, made by Coast Casinos, Inc., in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Lenders that are party to the Credit Agreement. (1)

10.38	Amended and Restated Trademark Security Interest Assignment dated as of September 26, 2003 made by Coast Hotels and Casinos, Inc. and Coast Casinos, Inc., a Nevada corporation, together with each other Person who may become a party hereto, jointly and severally, in favor of Bank of America, N.A., as the Administrative Agent under the Credit Agreement for the ratable benefit of each of the Lenders which are parties to the Credit Agreement from time to time (1)

Item 6. Exhibits and Reports on Form 8-K (continued):

(a) Exhibits (continued)

Exhibit Number	Description of Exhibit
10.39	Amended and Restated Pledge Agreement dated as of September 26, 2003, made by Coast Casinos, Inc., in favor of and for the benefit of Bank of America, N.A., as Administrative Agent under the Credit Agreement, and in favor of each of the Lenders therein named.(1)

10.40	Construction Deed of Trust with Assignment of Rents and Fixture Filing, for the Southcoast Hotel and Casino, made as of September 26, 2003, by Coast Hotels and Casinos, Inc., as trustor, Equitable Deed Company, as trustee, and Bank of America, N.A., as beneficiary, as Administrative Agent for itself and the other lenders now or hereafter a party to that certain Amended and Restated Credit Agreement. (1)

10.41	Amended and Restated Credit Agreement, dated as of September 26, 2003 by and among Coast Hotels and Casinos, Inc., Wells Fargo Bank, National Association and Deutsche Bank Trust Company Americas, as Co-Syndication Agents, Bank of Scotland, as Documentation Agent, The CIT Group/Equipment Financing, Inc., as Co-Agent, the lenders from time to time parties thereto and Bank of America, N.A., as Administrative Agent. (1)

10.42	Amendment to Amended and Restated Construction Deed of Trust with Assignment of Rents and Fixture Filing, for the Suncoast Hotel and Casino, made as of September 26, 2003, by Coast Hotels and Casinos, Inc., as trustor, Equitable Deed Company, as trustee, and Bank of America, N.A., as beneficiary, as Administrative Agent for itself and the other lenders now or hereafter a party to that certain Amended and Restated Credit Agreement. (1)

10.43	Amendment to Amended and Restated Construction Deed of Trust with Assignment of Rents and Fixture Filing, for the Gold Coast Hotel and Casino, made as of September 26, 2003, by Coast Hotels and Casinos, Inc., as trustor, Equitable Deed Company, as trustee, and Bank of America, N.A., as beneficiary, as Administrative Agent for itself and the other lenders now or hereafter a party to that certain Amended and Restated Credit Agreement. (1)
10.44	Amendment to Amended and Restated Construction Deed of Trust with Assignment of Rents and Fixture Filing, for The Orleans Hotel and Casino, made as of September 26, 2003, by Coast Hotels and Casinos, Inc., as trustor, Equitable Deed Company, as trustee, and Bank of America, N.A., as beneficiary, as Administrative Agent for itself and the other lenders now or hereafter a party to that certain Amended and Restated Credit Agreement. (1)
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to Coast Casinos, Inc.‘s Form 8-K (File no. 333-04356) dated October 3, 2003 and incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K (continued):

(b) Reports on Form 8-K.

On July 8, 2003, the Company filed a Form 8-K under Item 5, Other Events, with respect to Gage Parrish, the Company’s Vice President and Chief Financial Officer, speaking at the 2003 Bank of America Gaming Industry Debt Conference in Las Vegas and the availability of selected slides from his presentation on the Company’s website, www.coastcasinos.com.

On October 9, 2003, the Company filed a form 8-K under Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, with respect to the new credit facility entered into on September 26, 2003. A copy of the Amended and Restated Credit Agreement and other related agreements were filed as exhibits to this 8-K.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 13, 2003	COAST HOTELS AND CASINOS, INC., a Nevada corporation
		By:	/s/ Gage Parrish
Gage Parrish Vice President and Chief Financial Officer

24